Form 10-Q
period 1996-03-31
EPL TECHNOLOGIES INC
filed 1996-05-15
CIK 945269

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                      For the Quarter Ended MARCH 31, 1996

                                       OR

          / / Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the transition period from _____ to _____


                        Commission File Number: 33-150-D


                             EPL TECHNOLOGIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                  Colorado                              84-0990658
                  --------                              ----------
           (State of incorporation)      (I.R.S. Employer Identification Number)

                   200 FOUR FALLS CORPORATE CENTER, SUITE 315
                           WEST CONSHOHOCKEN, PA 19428
                           ---------------------------
                    (Address of principal executive offices)

                                 (610) 834-9600
                               ------------------
                               (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      /X/ Yes                     / / No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               15,111,216 shares of $0.001 par value common stock
                        outstanding as of April 30, 1996.

                             EPL TECHNOLOGIES, INC.

                                      INDEX

                                                                                                                 Page
                                                                                                                 ----
                                               PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                 A.  CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 1996 AND DECEMBER 31, 1995                                                   1

                 B.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995                                           2

                 C.  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995                                           3

                 D.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                         4


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                                     6
            CONDITION AND RESULTS OF OPERATIONS.





                                                 PART II - OTHER INFORMATION

ITEM 5.     OTHER INFORMATION                                                                                     8

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                                                     8

            SIGNATURES.                                                                                           9

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
- - --------------------------------------------------------------------------------------------
                                                         MARCH 31,              DECEMBER 31,
                                                           1996                     1995
                                                       ------------             ------------
                                                       (Unaudited)                    *
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                            $    583,216             $  1,522,075
  Accounts receivable, net                                1,315,213                1,333,353
  Due from related parties                                   77,896                   74,777
  Inventories                                               650,584                  561,255
  Prepaid expenses and other current assets                 300,438                  442,814
                                                       ------------             ------------

          TOTAL CURRENT ASSETS                            2,927,347                3,934,274
                                                       ------------             ------------

PROPERTY AND EQUIPMENT, NET                               1,766,508                1,786,534
                                                       ------------             ------------

OTHER ASSETS:
  Patent and distribution rights, net                     1,550,152                1,632,497
  Goodwill                                                2,334,964                2,396,380
  Other intangibles, net                                    282,383                  291,512
                                                       ------------             ------------

          TOTAL OTHER ASSETS                              4,167,499                4,320,389
                                                       ------------             ------------

TOTAL ASSETS                                           $  8,861,354             $ 10,041,197
                                                       ============             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $  1,542,327             $  1,701,578
  Accrued expenses                                          683,845                  539,313
  Other liabilities                                         298,528                  288,651
  Current portion of long-term debt                          48,172                  237,811
                                                       ------------             ------------

          TOTAL CURRENT LIABILITIES                       2,572,872                2,767,353

LONG TERM DEBT                                              806,847                  844,333

DEFERRED INCOME TAXES                                        53,388                   53,672
                                                       ------------             ------------

          TOTAL LIABILITIES                               3,433,107                3,665,358

STOCKHOLDERS' EQUITY:
  Convertible Series A Preferred Stock                    2,710,000                2,890,000
  Common Stock                                               13,461                   13,208
  Additional paid-in-capital                             15,034,239               14,843,992
  Accumulated deficit                                   (12,297,097)             (11,362,545)
  Foreign currency translation adjustment                   (32,356)                  (8,816)
                                                       ------------             ------------

          TOTAL STOCKHOLDERS' EQUITY                      5,428,247                6,375,839
                                                       ------------             ------------

TOTAL LIABILITIES & EQUITY                             $  8,861,354             $ 10,041,197
                                                       ============             ============


* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
- - --------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED
                                                      -------------------------
                                                       MARCH 31,      MARCH 31,
                                                          1996          1995
                                                      -----------     ---------
SALES                                                 $ 1,697,528     $ 309,492

COST OF SALES                                           1,407,195       217,332
                                                      -----------     ---------

GROSS PROFIT                                              209,333        92,160

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              800,203       601,780

RESEARCH AND DEVELOPMENT COSTS                            194,916       115,325

DEPRECIATION AND AMORTIZATION                             212,996       106,641
                                                      -----------     ---------
NET LOSS FROM OPERATIONS                                 (917,782)     (731,586)

INTEREST EXPENSE, NET                                      16,771        65,219
                                                      -----------     ---------

INCOME BEFORE INCOME TAX EXPENSE                         (934,553)     (796,805)

INCOME TAX                                                      0             0
                                                      -----------     ---------

NET LOSS                                              $  (934,553)    $(796,805)

DEDUCT EFFECT OF 10% CUMULATIVE PREFERRED DIVIDEND         71,294        80,930
                                                      -----------     ---------

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS            $(1,005,847)    $(877,735)
                                                      ===========     =========

PRIMARY LOSS PER COMMON SHARE                         $     (0.08)    $   (0.11)
                                                      ===========     =========





                        The accompanying notes are an integral part of these condensed financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
- - -------------------------------------------------------------------------------------------------------------
                                                                                    THREE MONTHS ENDED
                                                                           ----------------------------------
                                                                             MARCH 31,             MARCH 31,
                                                                               1996                  1995
                                                                           -----------             ---------
OPERATING ACTIVITIES:
   Net loss                                                                $  (934,553)            $(796,805)
   Adjustments to reconcile net loss to net cash
      used in operating activities:                                            212,996               116,111
   (Loss)/Gain on foreign currency translation                                 (23,540)                  118
   Changes in assets and liabilities                                          (143,500)             (216,666)
                                                                           -----------             ---------

               Net cash used in operating activities                          (888,597)             (897,242)
                                                                           -----------             ---------

INVESTING ACTIVITIES:
   Purchase of fixed assets                                                    (23,276)              (49,820)
                                                                           -----------             ---------

               Net cash used in investing activities                           (23,276)              (49,820)
                                                                           -----------             ---------


FINANCING ACTIVITIES:
   Increase in note payable - stockholder                                                            930,000
   Proceeds from the exercise of warrants/options                               10,500
   Repayment of long term debt                                                 (37,486)
                                                                           -----------             ---------

               Net cash (used)/provided in financing activities                (26,986)              930,000
                                                                           -----------             ---------


DECREASE IN CASH AND CASH EQUIVALENTS                                         (938,859)              (17,062)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 1,522,075                68,141
                                                                           -----------             ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   583,216             $  51,079
                                                                           ===========             =========



The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

            The financial information of EPL Technologies, Inc. and Subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

            The financial information has been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Moreover, the results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. At this early stage of the Company's development, month to month and quarter to quarter anomalies in operating results are expected. This information must also be read in connection with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1995.

NOTE 2 - OPERATIONS

            The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenues necessary to support its cost structure. The nature of the processing aid business is such that fresh cut produce processors and other third party users supplying retail markets require extensive on-site, and, in certain cases, independent testing prior to utilizing the Company's product in their production. This results in an extended sales process. Management believes that success in this process with large processors is the basis for developing sustainable growth in revenues, which will enable the Company to achieve profitable operations.

           Management believes that cash flows from operations, together with its current resources (including cash received in the recent warrant exercise (See Note 8 below)) and the availability of financing from other sources, such as the refinancing of existing debt of the Company's subsidiary, Bakery Packaging Services Ltd. (BPS), or other private or public issuances of equity which the Company believes may be obtained on acceptable terms, will allow the Company to maintain adequate financing for the next year, assuming minimal sales budgets are met.

NOTE 3  - INVENTORIES

Inventories consisted of the following:

                                                       March 31, 1996        December 31, 1995
                                                       --------------        -----------------
            Raw Materials and Supplies                     $458,818              $361,252
            Finished Goods                                  191,766               200,003
                                                           --------              --------

                 Total Inventories                         $650,584              $561,255
                                                           ========              ========

NOTE 4 - INTANGIBLE ASSETS - PATENT AND DISTRIBUTION RIGHTS AND GOODWILL

            Patents are amortized over the shorter of their estimated useful lives or the life of the patent. The net book value of acquired and developed patents totaled $1,148,354 as of March 31, 1996. Distribution rights are amortized over the ten year life of the agreement. The net book value of previously acquired distribution rights totaled $401,798 as of March 31, 1996. Amortization expense related to patent and distribution rights totaled $82,345 for the three months ended March 31, 1996. Goodwill related to the acquisition of certain subsidiaries is being amortized on a straight line basis over ten years. Amortization expense related to goodwill totaled $70,545 for the three months ended March 31, 1996.

NOTE 5 - CONVERTIBLE SERIES A PREFERRED STOCK

            The Series A Preferred Stock, which has been issued up to its authorized limit of 3,250,000, was issued at a price of $1.00 per share, with each share of Preferred Stock carrying the option to convert into common shares at a rate of $0.75 per share. The Preferred Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Preferred Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares ($0.75 per share) at the Company's option (dividends in arrears at March 31, 1996 total $908,531).

            During the three months ended March 31, 1996, shareholders holding 180,000 shares of Preferred Stock elected to exercise their right of conversion, leaving 2,710,000 shares of Preferred Stock outstanding at March 31, 1996.

            In addition, 20% of the common stock into which the Preferred Stock may be converted carries detachable warrants at an exercise price of $1.00 per warrant. During the three months ended March 31, 1996, 8,000 of these warrants were exercised, leaving 255,199 of these warrants unexercised at March 31, 1996.

NOTE 6 - ISSUANCE OF COMMON STOCK AND EXERCISE OF WARRANTS

            In addition to the 240,000 shares of common stock issued upon the conversion of 180,000 shares of Preferred Stock and the 8,000 shares of common stock issued upon the exercise of warrants as described in Note 5 above, 5,000 shares of common stock were issued due to the exercise of stock options during the three month period ended March 31, 1996. The exercise of warrants and options resulted in gross proceeds to the Company of $10,500. (See Note 8 below)

NOTE 7 - NET LOSS PER COMMON SHARE

            Net loss per common share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares and common share equivalents during the period. Outstanding options, convertible preferred stock and stock warrants were determined to be antidilutive for the periods ended March 31, 1996 and 1995 and were therefore excluded from the per share calculations.

NOTE 8 - SUBSEQUENT EVENT

            On April 2, 1996, warrants to purchase 1,374,664 shares of the Company's common stock at $2.50 per share were exercised for total gross proceeds to the Company of $3,436,660.

            On April 19, 1996, the Company acquired the fixed tangible and intangible assets of Pure Produce, a Massachusetts general partnership, through a newly formed wholly-owned subsidiary, Pure Produce, Inc., a Massachusetts Corporation, which the Company does not believe was a material acquisition. The total cost of the acquisition, including professional fees, is currently estimated at $150,000. Pure Produce is, and will continue to be, in the business of providing companies in the food industry, especially those involved with fresh and minimally processed produce, with analysis, protocols and plans relating to food and quality assurance programs including microbial testing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

            EPL Technologies, Inc. develops, manufactures and markets complementary proprietary technologies designed to maintain the integrity of fresh produce. The Company's primary products are processing aids and packaging materials, which are designed and marketed to processors of fresh fruits and vegetables to be integrated into a customer's fresh produce production system. The Company believes its products are safe, environmentally friendly and add significant value to the business of its customers. The Company's goal is to become a world class provider of products and scientific services designed to maintain the integrity of fresh produce. As consumer awareness of reports regarding the potential health hazards of sulfite-based preservatives, which the Company's products do not contain, continues to grow, management believes interest in the Company's products will increase. Management is continually searching for new ways to market its products and expand operations, both internally and, where appropriate, through strategic and opportunistic acquisitions. The Company is currently engaged in discussions regarding potential acquisitions and alliances but no new agreements have yet been reached and there can be no assurances that any such agreements in fact will be reached.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

     Sales for the three months ended March 31, 1996 were $1,697,528, an increase of 448% on the total revenue of $309,492 achieved during the three months ended March 31, 1995. Revenue for the first quarter of 1996 was comprised of $104,654 of processing aids, $202,656 of US packaging materials and $1,390,218 of UK and other European packaging materials. Sales of processing aids and US packaging materials were broadly in line with sales achieved in 1995, with the majority of the $1,388,036 increase in sales in 1996 due to the inclusion of Bakery Packaging Services Ltd. (BPS) which the Company acquired on September 19, 1995.

     Within the US processing aids business, a total of 21 customers purchased processing aids during the quarter, compared to 30 for the same period in 1995. This reflects the lack in this quarter of occasional sales to very small processors while efforts have been focused towards new product introduction to larger processors. Management continues to target medium to large volume food processors as the customer base representing the best opportunity to provide the Company a balance of satisfactory sales growth within a reasonable time frame, while limiting the Company's customer concentration.

     The US packaging materials business for the first quarter of 1996 was relatively flat in comparison to 1995. The Company's experience is that customers' ordering cycles for packaging materials vary quarter to quarter based on seasonal demands and inventory control. The Company continues to target and to expand product development activities and to exploit the synergies that exist with the processing aid business.

     The UK and other European packaging materials business of BPS was acquired on September 19, 1995. Sales by BPS for the first quarter historically generate lower sales than the remaining quarters of the year.

     Gross margin for the first quarter of 1996 was 17% as compared to 30% for the first quarter of 1995. This reduction is principally due to the inclusion in consolidation of sales of UK and other European packaging materials, which generate a lower average margin than processing aids. However, it also reflects the relationship between the volume of product sold and dollar volumes, which can be distorted by varying product mix, varying processor efficiency levels and by promotional pricing of products used for tests and evaluation.

      Selling, general and administrative expenses rose from $601,780 for the three months ended March 31, 1995 to $800,203 for the same period in 1996, an increase of 33%, due mainly to the inclusion in consolidation of $157,667 of expenses from the BPS operations. The remainder was due to the development of sales and marketing effort to integrate the operating units of the Company as well as projects to support large, prospective customers. The Company expects that these expenses will continue to exceed prior year's activity beyond the level of expenditures related to the BPS operation as additional staff and other resources will be utilized to expand and administer the Company's business. Research and development costs increased from $115,325 for the first quarter of 1995 to $194,916 during the first three months of 1996, an increase of 69%. This reflects the costs of some of the collaborative projects commenced in 1995, as well as, additional staff to support the Company's scientific and technical objectives including the scientific activities related to projects supporting the sales effort for large, prospective customers. The Company expects these expenses to continue to exceed the prior year's expenditures but estimates that costs will remain constant on a quarter to quarter basis throughout 1996. Depreciation and amortization rose from $106,641 for the first three months of 1995 to $212,996 for the first quarter of 1996, an increase of 100%. Of this increase, $61,416 was due to increased amortization of goodwill related to the acquisition of BPS in September 1995. The remainder represents increased depreciation as a result of capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1996, the Company had cash and cash equivalents of $583,216 compared to $1,522,075 as of December 31, 1995, a decrease of $938,859. During the three months ended March 31, 1996, $888,597 was used in operations, compared to $897,242 for the first three months of 1995. The 1996 financial information includes the results of BPS, which was acquired in September 1995. Net cash used in investing activities for the purchase of fixed assets totaled $23,276 during the first quarter of 1996, compared to $49,820 in 1995.

      Net cash used in financing activities for three months ended March 31, 1996 totaled $26,986, compared to net cash provided in the same quarter of 1995 of $930,000, which was provided by an increase in a note payable from a shareholder. In the same period of 1996, $37,486 of long term debt was repaid while $8,000 was raised through the exercise of warrants to purchase common shares and $2,500 was received due to the exercise of 5,000 options. (See Note 6 to the financial statements)

      As of March 31, 1996, the Company had 1,784,863 warrants outstanding to purchase common stock at exercised prices ranging between $1 and $2.50 per share. Subsequent to the end of the quarter, outstanding warrants to purchase 1,374,664 shares of the Company's common stock at $2.50 per share were exercised, realizing total gross proceeds to the Company of $3,436,660.

      The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support its cost structure. The Company's management believes that cash flows from operations, together with its current resources (including cash received in the recent warrant exercise) and the availability of financing from other sources, such as the refinancing of existing BPS debt or other private or public issuances of equity which the Company believes may be obtained on acceptable terms, will allow the Company to maintain adequate financing for the next year, assuming minimal sales budgets are met.

      At March 31, 1996, there were no material commitments for capital expenditures.

FORWARD LOOKING STATEMENTS

      The discussion above includes certain forward looking statements regarding the Company's expectations on gross margin, expenses, possible acquisitions and new product introduction. Consequently, actual results may vary materially from such expectations. Meaningful factors that might affect such results include:
a) the length of the sales process, b) raw material availability and pricing,
c) changes in regulatory environment and d) difficulty with research and development activities regarding new products.

                           PART II - OTHER INFORMATION


ITEM  5.    OTHER INFORMATION.

        On April 2, 1996, warrants to purchase 1,374,664 shares of the Company's common stock at $2.50 per share were exercised for total gross proceeds to the Company of $3,436,660. A pro-forma condensed balance sheet illustrating the effects of such exercise on the Company's balance sheet as of March 31, 1996 is as follows:

                                                March 31, 1996      Adjustment      March 31, 1996
                                               before conversion   on conversion   after conversion
                                               -----------------   -------------   ----------------
Cash and cash equivalents                         $  583,216        $3,436,660        $ 4,019,876
Other assets                                       8,278,138              --            8,278,138
                                                  ----------        ----------        -----------

Total assets                                      $8,861,354        $3,436,660        $12,298,014
                                                  ==========        ==========        ===========


Total liabilities                                 $3,433,107              --          $ 3,433,107
Total stockholders' equity                         5,428,247        $3,436,660          8,864,907
                                                  ----------        ----------        -----------

Total liabilities and stockholders' equity        $8,861,354        $3,436,660        $12,298,014
                                                  ==========        ==========        ===========


ITEM   6.   EXHIBITS AND REPORTS ON FORM 8-K.

            A)     Exhibit 10.15    - Employment agreement dated March 4,
                                      1996 between EPL Technologies, Inc.
                                      and Karen Penichter, Vice President-Sales.

                   Exhibit 11.0     - Computation of Loss per share

            B)     Reports on Form 8-K

                   On January 30, 1996, the Company filed a report on Form 8-K under Item 5 thereof, in connection with the execution of a letter of intent with Potandon Produce, L.L.C.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  EPL TECHNOLOGIES, INC.




Date    May 15, 1996                              /s/ Paul L. Devine
                                                 -----------------------------
                                                 Paul L. Devine
                                                 Chairman and President
                                                 (Principal Executive Officer)



Date     May 15, 1996                             /s/ Shawn J. Collins
                                                 -----------------------------
                                                 Shawn J. Collins
                                                 Controller, Secretary
                                                 (Principal Financial Officer
                                                 and Principal Accounting
                                                 Officer)