Form 10-Q
period 1996-06-30
EPL TECHNOLOGIES INC
filed 1996-08-14
CIK 945269

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



        [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                      For the Quarter Ended June 30, 1996

                                       OR

        [  ]   Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the transition period from _____  to _____


                        Commission File Number:  0-28444


                             EPL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

          Colorado                              84-0990658
   (State of incorporation)         (I.R.S. Employer Identification Number)

                   200 FOUR FALLS CORPORATE CENTER, SUITE 315
                         WEST CONSHOHOCKEN, PA   19428
                    (Address of principal executive offices)

                                (610) 834-9600
                               (Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      [X] Yes                     [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              15,395,200 shares of $0.001 par value common stock
                       outstanding as of July 31, 1996.

                             EPL TECHNOLOGIES, INC.

                                     INDEX


                                                                                                             Page
                                                                                                             ----
                                                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                A.  CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995                                                 1

                B.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE SIX MONTHS AND THREE MONTHS ENDED
                    JUNE 30, 1996 AND 1995                                                                    2

                C.  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS AND THREE MONTHS ENDED
                    JUNE 30, 1996 AND 1995                                                                    3

                D.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                      4


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                                  7
           CONDITION AND RESULTS OF OPERATIONS





                                                           PART II - OTHER INFORMATION

ITEM 5.    OTHER INFORMATION                                                                                  10

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                   10

           SIGNATURES                                                                                         11

ITEM 1.   FINANCIAL STATEMENTS

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
- - --------------------------------------------------------------------------------

                                                      JUNE 30,       DECEMBER 31,
                                                        1996             1995
                                                   -------------     ------------
                                                    (Unaudited)           *
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $ 5,468,146     $  1,522,075
  Accounts receivable, net                            1,441,397        1,333,353
  Due from related parties                               71,794           74,777
  Inventories                                           662,846          561,255
  Prepaid expenses and other current assets             513,720          442,814
                                                    -----------      -----------
          Total current assets                        8,157,903        3,934,274
                                                    -----------      -----------

PROPERTY AND EQUIPMENT, Net                           1,857,082        1,786,534
                                                    -----------      -----------
OTHER ASSETS:
  Patent and distribution rights, net                 1,467,808        1,632,497
  Goodwill                                            2,272,363        2,396,380
  Other intangibles, net                                331,450          291,512
                                                    -----------      -----------
          Total other assets                          4,071,621        4,320,389
                                                    -----------      -----------
TOTAL ASSETS                                        $14,086,606      $10,041,197
                                                    ===========      ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $  1,542,732     $  1,701,578
  Accrued expenses                                      708,883          539,313
  Other liabilities                                     333,071          288,651
  Current portion of long-term debt                      48,865          237,811
                                                    -----------      -----------
          Total current liabilities                   2,633,551        2,767,353

LONG TERM DEBT                                        1,014,155          844,333

DEFERRED INCOME TAXES                                    54,155           53,672
                                                    -----------      -----------
          Total liabilities                           3,701,861        3,665,358

STOCKHOLDERS' EQUITY:
  Convertible Series A Preferred Stock                2,585,000        2,890,000
  Common Stock                                           15,391           13,208
  Additional paid-in-capital                         21,332,959       14,843,992
  Accumulated deficit                               (13,539,172)     (11,362,545)
  Foreign currency translation adjustment                (9,433)          (8,816)
                                                    -----------      -----------
          Total stockholders' equity                 10,384,745        6,375,839
                                                    -----------      -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $14,086,606      $10,041,197
                                                    ===========      ===========

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
- - --------------------------------------------------------------------------------

                                                      SIX MONTHS ENDED JUNE 30,     THREE MONTHS ENDED JUNE 30,
                                                         1996           1995              1996           1995
                                                    -----------    ----------       ------------     -----------
Sales                                               $ 3,543,104    $   575,579      $  1,845,576       $ 266,087

Cost of Sales                                         2,974,429        416,160         1,567,234         198,828
                                                    -----------    -----------       -----------       ---------
Gross Profit                                            568,675        159,419           278,342          67,259

Selling, general and administrative expenses          1,900,401      1,199,426         1,100,198         597,646

Research and development costs                          414,101        244,583           219,185         129,258

Depreciation and amortization                           413,807        215,016           200,811         108,375
                                                    -----------    -----------       -----------       ---------
Net loss from operations                             (2,159,634)    (1,499,606)       (1,241,852)       (768,020)

Interest expense, net                                    16,992        154,312               221          89,093
                                                    -----------    -----------       -----------       ---------
Net loss                                            $(2,176,626)   $(1,653,918)     $ (1,242,073)      $(857,113)

Deduct:
   Effect of 10% cumulative preferred dividend          137,107        160,680            65,813          79,750
                                                    -----------    -----------       -----------       ---------
Net loss available for common stockholders          $(2,313,733)   $(1,814,598)      $(1,307,886)      $(936,863)
                                                    ===========    ===========      ============       =========
Loss per common share                               $     (0.16)   $     (0.23)     $      (0.09)      $   (0.12)
                                                    ===========    ===========      ============       =========

The accompanying notes are an integral part of these condensed financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
- - --------------------------------------------------------------------------------

                                                                         SIX MONTH ENDED
                                                                   -------------------------------
                                                                       JUNE 30,         JUNE 30,
                                                                         1996             1995
                                                                   -------------      -----------
OPERATING ACTIVITIES:
   Net loss                                                        $ (2,176,626)      $(1,653,918)
   Adjustments to reconcile net loss to net cash
      used in operating activities:                                     413,807           418,535
   (Loss)/Gain on foreign currency translation                             (617)              118
   Changes in assets and liabilities                                   (411,180)         (408,692)
                                                                    -----------       -----------
               Net cash used in operating activities                 (2,174,616)       (1,643,957)
                                                                    -----------       -----------
INVESTING ACTIVITIES:
   Purchase of intangible assets                                        (59,488)
   Purchase of fixed assets                                            (176,280)          (92,954)
                                                                    -----------       -----------
               Net cash used in investing activities                   (235,768)          (92,954)
                                                                    -----------       -----------

FINANCING ACTIVITIES:
   Increase in note payable - stockholder                                               1,750,000
   Proceeds from the exercise of warrants/options/share issue         6,186,150
   Proceeds from net borrowings                                         931,200
   Repayment of long term debt                                         (760,895)
                                                                    -----------       -----------
               Net cash provided in financing activities              6,356,455         1,750,000
                                                                    -----------       -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                 3,946,071            13,089

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          1,522,075            68,141
                                                                    -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 5,468,146       $    81,230
                                                                    ===========       ===========





The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The financial information of EPL Technologies, Inc. and Subsidiaries (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

         The financial information has been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Moreover, the results of operations for the six months and three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. At this early stage of the Company's development, month to month and quarter to quarter anomalies in operating results are expected. This information must also be read in connection with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1995.


NOTE 2 - OPERATIONS

         The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenues necessary to support its cost structure. The nature of the processing aid business is such that fresh cut produce processors and other third party users supplying retail markets require extensive on-site, and, in certain cases, independent testing prior to utilizing the Company's processing aid products in their production. This results in an extended sales process. Management believes that success in this process with large processors as well as expanding the scope of the Company's proprietary packaging business are the principal bases for developing sustainable growth in revenues, which will enable the Company to achieve profitable operations.

         The Company's management believes that available cash and cash equivalents, cash flows from operations and the availability of borrowing under its line of credit will provide the Company adequate financing for the next year, assuming minimal sales budgets are met.


NOTE 3  - INVENTORIES

Inventories consisted of the following:

                                                        June 30, 1996     December 31, 1995
                                                        -------------     -----------------
Raw Materials and Supplies                                 $375,239             $361,252
Finished Goods                                              287,607              200,003
                                                           --------             --------

     Total Inventories                                     $662,846             $561,255
                                                           ========             ========


NOTE 4 - INTANGIBLE ASSETS - PATENT AND DISTRIBUTION RIGHTS AND GOODWILL

           Patents are amortized over the shorter of their estimated useful lives or the life of the patent. The net book value of acquired and developed patents totaled $1,123,410 as of June 30, 1996. Distribution rights are amortized over the ten year life of the agreement. The net book value of previously acquired distribution rights totaled $344,398 as of June 30, 1996. Amortization expense related to patent and distribution rights totaled $164,689 for the six months ended June 30, 1996. Goodwill related to the acquisition of certain subsidiaries is being amortized on a straight line basis over ten years. Amortization expense related to goodwill totaled $141,090 for the six months ended June 30, 1996.


NOTE 5 - CONVERTIBLE SERIES A PREFERRED STOCK

           The Series A Preferred Stock (the "Preferred Stock"), which has been issued up to its authorized limit of 3,250,000, was issued at a price of $1.00 per share, with each share of Preferred Stock carrying the option to convert into common shares at a rate of $0.75 per share. The Preferred Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Preferred Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares ($0.75 per share) at the Company's option (dividends in arrears at June 30, 1996 total $974,344).

           During the three months ended June 30, 1996, shareholders holding 125,000 shares of Preferred Stock elected to exercise their right of conversion, leaving 2,585,000 shares of Preferred Stock outstanding at June 30, 1996.

           In addition, 20% of the common stock into which the Preferred Stock may be converted carries detachable warrants at an exercise price of $1.00 per warrant. During the three months ended June 30, 1996, 6,667 of these warrants were exercised, leaving 248,532 of these warrants unexercised at June 30, 1996.


NOTE 6 - ISSUANCE OF COMMON STOCK AND EXERCISE OF WARRANTS

           In addition to the 166,667 shares of common stock issued upon the conversion of 125,000 shares of Preferred Stock and the 6,667 shares of common stock issued upon the exercise of warrants as described in Note 5 above, 375,000 shares of common stock were issued due to the exercise of stock options, 5,983 shares of common stock were issued as payment for professional services (recorded at a cost of $23,932) and 1,374,664 shares of common stock were issued upon exercise of other warrants during the three month period ended June 30, 1996. This exercise of warrants and options resulted in aggregate gross proceeds to the Company of $3,687,077.

NOTE 7 - NET LOSS PER COMMON SHARE

           Net loss per common share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares and common share equivalents during the period. Outstanding options, convertible preferred stock and stock warrants were determined to be antidilutive for the periods ended June 30, 1996 and 1995 and were therefore excluded from the per share calculations.

NOTE 8 - ACQUISITION

           On April 19, 1996, the Company acquired the fixed tangible and intangible assets of Pure Produce, a Massachusetts general partnership, through a newly formed wholly-owned subsidiary, Pure Produce, Inc., a Massachusetts corporation. The total cost of the acquisition, including professional fees, was approximately $150,000. Pure Produce, Inc. is in the business of providing companies in the food industry, especially those involved with fresh and minimally processed produce, with analysis, protocols and plans relating to food and quality assurance programs including microbial testing.

NOTE 9 - SUBSEQUENT EVENTS

           In July 1996 the Company acquired, through a newly formed wholly-owned UK subsidiary (EPL Flexible Packaging Limited ("EPL Flexible")), certain fixed assets located at Gainsborough, Lincolnshire, UK, of a division of Printpack Europe (St Helens) Limited ("Printpack St Helens"). EPL Flexible also assumed a real estate lease and offered employment to certain of the employees of Printpack St Helens. The total net consideration paid was $1,286,500. EPL Flexible specializes in the printing of flexible packaging films serving primarily the snack food industry. EPL Flexible will operate as a wholly-owned subsidiary of EPL Technologies (Europe) Limited.

           Also in July 1996, the Company formed a new wholly-owned US subsidiary, Crystal Specialty Films, Inc. ("Crystal"), to acquire the assets and assume certain liabilities of Crystal Plastics, Inc., based in Illinois. Crystal uses "K" resin and polystyrene resins to manufacture a range of proprietary films for a variety of applications. After an initial payment of approximately $400,000, a further $267,000 is payable in quarterly annual installments over two years, with a final payment based on the performance of the business over the next two years. Crystal will serve as the site for installation of proprietary gas flame perforation equipment which the Company has had custom-built in the UK. The Company plans to use this proprietary technology as the basis for penetration of the US perforated film market which the Company is currently serving, to a limited degree, from the UK. The Company is currently providing proprietary gas flame perforation of film to a US film manufacturer, under an interim purchase order and the Company is currently shipping this film, at this US customer's expense, to and from the Company's perforation facility in the UK. The Company is currently negotiating with this US customer to convert this interim purchase order into a long term supply agreement, although there can be no assurance that a definitive agreement will in fact be completed. The Company expects to file a Report on Form 8-K regarding the eventual completion or termination of these negotiations.

           In addition, also in July 1996, the Company formed NewCornCo LLC ("NewCornCo"), a jointly-owned Delaware limited liability company in which the Company currently owns 51% of the equity interests. The Company's co-owner in NewCornCo is Underwood Ranches, the trade name of Agricultural Innovation and Trade, Inc. NewCornCo will utilize the Company's proprietary processing aid and packaging technologies and Underwood's existing corn processing and distribution capabilities to pursue development of a year-round, national, value-added market for fresh corn products.

           At the Annual Meeting of the Company held on July 22, 1996, the shareholders of the Company approved the issuance of up 2,000,000 shares of Board Designated Preferred Stock. On July 23, 1996, the Company issued 531,915 of these shares - designated as Series B Convertible Preferred Stock - at an aggregate consideration of $2,500,000 to two existing investors in the Company (the "B Preferred Stock"). These shares carry the option to convert into shares of common stock at the rate of $4.70 per share and carry equal voting rights to the shares of common stock, based on the underlying number of shares of common stock issuable upon any conversion. The B Preferred Stock carries a dividend rate of 10% per annum, payable in cash and/or shares at the Company's option. The Company had received the proceeds from this issue as at June 30, 1996, and has been recorded in Additional Paid-In Capital.

           Also at the Annual Meeting of the Company, the shareholders of the Company approved an amendment to the Company's 1994 Stock Incentive Plan (the "Plan") which (a) increases the number of shares of Common Stock reserved for issuance under the Plan from 1,5000,000 to 3,000,000 and (b) increases the number of shares of Common Stock that may be granted to any individual under the Plan in any calendar year from 100,000 to 200,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

           EPL Technologies, Inc. develops, manufactures and markets proprietary technologies designed to maintain the integrity of fresh produce. The Company's primary products are processing aids and packaging materials, which are designed for and marketed to processors of fresh fruits and vegetables, to be integrated into a customer's fresh produce production system. The Company believes its products are safe, environmentally friendly and add significant value to the business of its customers. The Company also believes that processing aids and packaging materials are complimentary technologies and market them as such. The Company's goal is to become a world class provider of products and scientific services designed to maintain the integrity of fresh produce. As consumer awareness continues to grow of reports of the potential health hazards of sulfite-based preservatives, management believes interest in the Company's products will increase, as the Company's products do not contain sulfites. Management is continually searching for new ways to market its products and expand operations, both internally and, where appropriate, through strategic and opportunistic acquisitions. The Company is currently engaged in discussions regarding potential acquisitions and alliances but no new agreements have yet been reached and there can be no assurances that any such agreements will in fact be reached.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

           Sales revenue for the six months ended June 30, 1996 increased to $3,543,104 compared with $575,579 recorded during the six months ended June 30, 1995, an increase of 516%. The revenue for the first six months of 1996 was comprised of $194,760 of processing aids, $443,484 of US packaging materials and $2,904,860 of UK and other European packaging materials. Sales of processing aids and US packaging materials were both ahead of the same period in 1995 but the majority of the increase in sales of $2,967,525 was due to the inclusion in the Company's revenues of the operations of Bakery Packaging Services Limited ("BPS"), which the Company acquired in September 1995.

           Within the US processing aid business, the Company's focus continued to be towards new product introduction to larger processors. Testing at a number of new locations was commenced, and management believes that this provides the best opportunity to develop satisfactory sales growth within a reasonable time frame, while limiting the Company's customer concentration.

           The US packaging materials business grew by some 13% over the same period in 1995. Two significant new customers were gained towards the end of the second quarter, which will benefit the sales in the second half of 1996. The Company continues to target and to expand product development activities and to exploit the synergies that exist with the processing aid business.

           The UK and European packaging materials business was acquired in September 1995 and has continued to perform well in difficult market conditions involving instability in prices. The second half of the year historically has been stronger than the first half.

           The Company has not experienced significant backlog due to nature of demand for its products.

           Gross margin for the six months ended June 30, 1996 was 16% as compared to 27% for the same period last year. This reduction is due principally to the inclusion in consolidation of sales of UK and other European packaging materials, which generate a lower average margin than processing aids. It also reflects a commercial decision to accept a lower margin initially to gain the two new accounts in the US packaging business. As volumes increase with these customers, the margin will be increased as the Company benefits from economies of scale. In addition, it also reflects the relationship between the volume of product sold and dollar volumes, which can be distorted by varying product mix, varying processor efficiency levels and by promotional pricing of products used for tests and evaluation.

           Selling, general and administrative expenses rose to $1,900,401 from $1,199,426, an increase of $700,975. This was due mainly to the inclusion in consolidation of $316,651 of expenses from the BPS operations. The remainder was due to the continuing development of the sales and marketing effort as well as projects to support prospective, large customers particularly for field tests of the Company's fresh potato product. The Company expects that this level of additional expenditure will continue at least in the short term. Furthermore, as interest in the Company has grown, additional costs have been incurred in investor relations, including the costs of mailings to shareholders, as the number of shareholders has increased significantly. This has also included additional professional costs in connection with SEC and other shareholder related matters. Research and development costs increased from $244,583 to $414,101, an increase of $169,518. This reflects the costs of some of the collaborative projects commenced during 1995, as well as additional staff to support the Company's scientific and technical objectives in relation to the ongoing sales effort for prospective, large customers particularly with reference to the field tests noted above. Again, the Company expects that these expenses will continue to exceed such expenses for 1995, although the operations of Pure Produce, Inc. may enable the Company to capture some of these expense items as intracompany revenue. Depreciation and amortization expense increased by $198,791, from $215,016 in 1995 to $413,807 in 1996. The majority of this increase was due to increased amortization of goodwill related to the acquisition of BPS in September 1995, with the remainder due to increased depreciation as a result of capital expenditures. This increase is in line with the increase seen in the first quarter of 1996.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30,1995

           Sales revenue for the three months ended June 30, 1996 increased to $1,845,576, compared with $266,087 recorded during the three months ended June 30, 1995, an increase of 593%. Of the sales in the second quarter, processing aids accounted for $90,106, US packaging materials $240,828 and UK and other European packaging materials $1,514,642.

           Within the US processing aid business the focus continued to be towards new product introduction to larger processors, with the sales in 1996 only slightly ahead of the same period in 1995. Testing at a number of new locations was commenced, and management believes that this provides the best opportunity to develop satisfactory sales growth within a reasonable time frame, while limiting the Company's customer concentration.

           The US packaging materials business grew by some 32% over the same period in 1995, helped by gaining new customers during the period. The Company continues to target and to expand product development activities and to exploit synergies that it believes exist with the processing aid business.

           The UK and other European packaging materials business was acquired in September 1995.

           Gross margin for the second quarter of 1996 was 15.% as compared to 25% for the second quarter of 1995. This reduction is also principally due to the inclusion in consolidation of sales of UK and other European packaging materials, which, as noted above, generate a lower average margin than processing aids. However, also as mentioned above, it also reflects the relationship between the volume of product sold and dollar volumes, which can be distorted by varying product mix, varying processor efficiency levels and by promotional pricing of products used for tests and evaluation.

           Selling, general and administrative expenses rose to $1,100,198 from $597,646, an increase of $502,552. This was due to 1) the inclusion in consolidation of $158,984 of expenses from the BPS operations; 2) the continuing development of the sales and marketing effort as well as projects to support prospective, large customers particularly for field tests of the Company's fresh potato product (the Company expects that this level of additional expenditure will continue at least in the short term); and 3) as interest in the Company has grown, additional costs have been incurred in investor relations, including the costs of mailings to shareholders, as the number of shareholders has increased significantly. This has also included additional professional costs in connection with SEC and other shareholder related matters. Research and development costs increased from $129,258 to $219,185, an increase of $89,927. This reflects the costs of some of the collaborative projects commenced during 1995, as well as additional staff to support the Company's scientific and technical objectives in relation to the ongoing sales effort for large, prospective customers particularly with reference to the field tests noted above. Again, the Company expects that these expenses will continue to exceed the expenses in 1995. Depreciation and amortization expense increased by $92,436, from $108,375 in 1995 to $200,811 in 1996. The majority of this increase was due to increased amortization of goodwill related to the acquisition of BPS in September 1995, with the remainder due to increased depreciation as a result of capital expenditure.

LIQUIDITY AND CAPITAL RESOURCES

           At June 30, 1996 the Company had $5,468,146 in cash and short term investments, compared with $1,522,075 at December 31, 1995, an increase of $3,946,071. During the six months ended June 30, 1996, cash has been used to fund operating activities of $2,174,616 and to finance the purchase of fixed tangible and intangible assets of $235,768. Total financing activities of $6,356,455 were provided to the Company during this period, including $3,687,077 from the exercise of options and warrants as mentioned in Notes 5 and 6 above and $2,500,000 provided from the subscription to the Series B Convertible Preferred Stock. In addition, the Company negotiated new banking facilities for EPL Technologies (Europe) Limited. This allowed the existing long term debt in its BPS subsidiary to be consolidated and refinanced on improved terms. The total facility available is $1,722,720, of which $931,200 had been drawn at June 30, 1996.

           Additional financing through an equity offering or increase in debt facility may be required if the Company fails to meet its sales objectives over the short term. The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support its cost structure. The nature of the business is such that fresh-cut produce processors and other third-party users supplying retail markets require extensive on-site, and, in certain cases, independent testing prior to utilizing the Company's products in their production. This results in an extended sales process. The Company's management believes that this process is the basis for developing sustainable growth in revenues which will enable the Company to achieve profitable operations. The Company's management also believes that cash flows from operations and the availability of borrowing under its line of credit will allow the Company to maintain adequate financing for the next year, assuming minimal sales budgets are met. In addition to the $791,520 remaining available to be drawn under the Bank of Scotland facility, 403,532 warrants remained outstanding which, if exercised, would raise gross proceeds of $558,532. At June 30, 1996, there were no material commitments for capital expenditures.


FORWARD LOOKING STATEMENTS

           The discussion above includes certain forward looking statements regarding the Company's expectations on gross margin, expenses, possible acquisitions and new product introduction. Consequently, actual results may vary materially from such expectations. Meaningful factors that might affect such results include : a) increases in, or difficulties due to, the length of the sales process, b) changes in raw material availability and pricing, c) changes in regulatory environment and d) difficulty with research and development activities regarding new products.

                          PART II - OTHER INFORMATION


ITEM  5.    OTHER INFORMATION.

                  NONE

ITEM   6.   EXHIBITS AND REPORTS ON FORM 8-K.

           a)     Exhibits:

                  Exhibit 3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-3, filed on August 7, 1996 (Registration number 333-09719))

                  Exhibit 11.0    Computation of Loss per share


           b)     Reports on Form 8-K:

                  On July 9, 1996 the Company filed a report on Form 8-K under
                  Item 5 thereof, in connection with trading of the Company's shares of common stock on the Nasdaq SmallCap market.

                  On July 19, 1996 the Company filed a report on Form 8-K under
                  Item 2 thereof, in connection with the acquisition of certain assets and certain liabilities of Printpack Europe (St Helens) Limited.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EPL TECHNOLOGIES, INC.




Date:     August 14, 1996                 /s/ Paul L. Devine
                                        ---------------------------------------
                                        Paul L. Devine
                                        Chairman and President
                                        (Principal Executive Officer)




Date:     August 14, 1996                 /s/  Timothy B. Owen
                                        ---------------------------------------
                                        Timothy B. Owen
                                        Principal Financial Officer and
                                        Principal Accounting Officer