Form 10-Q
period 1996-09-30
EPL TECHNOLOGIES INC
filed 1996-11-14
CIK 945269

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



        [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                    For the Quarter Ended SEPTEMBER 30, 1996

                                       OR

        [  ]   Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the transition period from _____  to _____


                        Commission File Number:  0-28444


                             EPL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Colorado                                                        84-0990658
           ------------------------                                      ------------------------------
           (State of incorporation)                                  (I.R.S. Employer Identification Number)

                        2 INTERNATIONAL PLAZA, SUITE 245
                         PHILADELPHIA, PA   19113-1507
                    ----------------------------------------
                    (Address of principal executive offices)

                                (610) 521-4400
                               ------------------
                               (Telephone number)


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


               15,525,867 shares of $0.001 par value common stock
                      outstanding as of October 31, 1996.

                             EPL TECHNOLOGIES, INC.



                                     INDEX


                                                                                                             Page
                                                                                                             ----
                                                    PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                A.  CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995                                            1

                B.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS AND THREE MONTHS ENDED
                    SEPTEMBER 30, 1996 AND 1995                                                               2

                C.  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS AND THREE MONTHS ENDED
                    SEPTEMBER 30, 1996 AND 1995                                                               3

                D.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                      4


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                                  7
           CONDITION AND RESULTS OF OPERATIONS.





                                                     PART II - OTHER INFORMATION

ITEM 5.    OTHER INFORMATION                                                                                  10

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.                                                                  10

           SIGNATURES.                                                                                        11

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,        December 31,
                                                                                         1996                1995
                                                                                    --------------     ----------------
                                                                                      (Unaudited)              *
                                     ASSETS
                                     ------
CURRENT ASSETS
 Cash and cash equivalents                                                              $2,389,365          $1,522,075
 Accounts receivable, net                                                                2,717,185           1,333,353
 Due from related parties                                                                   79,732              74,777
 Inventory                                                                               1,514,289             561,255
 Prepaid expenses/other receivables                                                        748,658             442,814
                                                                                          --------          ----------
      Total Current Assets                                                               7,449,229           3,934,274

PROPERTY AND EQUIPMENT, Net                                                              3,770,356           1,786,534

OTHER ASSETS
 Patent and distribution rights, net                                                     1,385,465           1,632,497
 Goodwill                                                                                2,267,205           2,396,380
 Other intangibles, net                                                                    264,124             291,512
                                                                                          --------            --------

      TOTAL ASSETS                                                                     $15,136,379         $10,041,197
                                                                                       ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
 Accounts payable                                                                       $2,836,865          $1,701,578
 Accrued expenses                                                                        1,090,847             539,313
 Other liabilities                                                                         357,039             288,651
 Current portion of long-term debt                                                         283,090             237,811
                                                                                           -------             -------
      Total Current Liabilities                                                          4,567,841           2,767,353
LONG TERM DEBT                                                                           1,139,384             844,333
MINORITY INTEREST                                                                          204,057                   0
DEFERRED INCOME TAXES                                                                       54,609              53,672
                                                                                        ----------              ------
       Total Liabilities                                                                 5,965,891           3,665,358

STOCKHOLDERS' EQUITY
 Series A Preferred Stock                                                                2,510,000           2,890,000
 Series B Preferred Stock                                                                    5,319                   0
 Capital stock                                                                              15,499              13,208
 Additional paid-in capital                                                             21,300,598          14,843,992
 Accumulated deficit                                                                   (14,675,762)        (11,362,545)
 Foreign currency translation adjustment                                                    14,831         (     8,816)
                                                                                       -----------          ----------
      Total Stockholders' Equity                                                         9,170,488           6,375,839
                                                                                        ----------          ----------

      TOTAL LIABILITY AND STOCKHOLDERS' EQUITY                                         $15,136,379         $10,041,197
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

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        Nine Months Ended                       Three Months Ended
                                                           September 30,                           September 30,
                                                ---------------------------------        --------------------------------
                                                      1996                1995                1996               1995
                                                --------------     --------------         ------------        -----------
Sales                                              $ 7,063,578         $1,164,025           $3,520,474          $ 588,446

Cost of sales                                        5,828,264            841,833            2,853,835            425,673
                                                   -----------          ---------          -----------          ---------

Gross profit                                         1,235,314            322,192              666,639            162,773


Selling, general and administration                  3,172,052          1,814,389            1,271,651            614,963

Research and development costs                         682,597            380,376              268,496            135,793

Depreciation and amortization expense                  689,428            324,769              275,621            109,753
                                                      --------          ---------            ---------          ---------

Net loss from operations                           ( 3,308,763)       ( 2,197,342)          (1,149,129)         ( 697,736)

Interest expense (net)                                  12,227            265,302           (    4,765)           110,990
                                                      --------        -----------            ----------           -------

Net loss before minority interest                  ( 3,320,990)       ( 2,462,644)          (1,144,364)         ( 808,726)

Minority Interest                                  (     7,773)                             (    7,773)
                                                   ------------       -----------           -----------         ---------

Net Loss                                           ($3,313,217)       ($2,462,644)         ($1,136,591)         ($808,726)

Deduct:
       Effect of 10% cumulative
       preferred dividend                              248,357            240,430              111,250             79,750
                                                     ---------           --------           ----------           --------


Net loss for common stockholders                   ($3,561,574)       ($2,703,074)         ($1,247,841)         ($888,476)
                                                    ==========         ==========           ==========           ========



Primary Loss Per Share                                  ($0.24)            ($0.35)              ($0.08)            ($0.11)
                                                         =====              =====                =====              =====


The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                          -------------------------------------
                                                                             1996                       1995
                                                                          -----------                ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                             ($3,313,217)              ($2,462,644)
     Adjustments to reconcile net loss to net cash
       used in operating activities                                           689,428                   563,075
     Gain/(Loss) on foreign currency translation                               23,647                       118
     Changes in assets and liabilities                                    (   645,879)                   50,849
                                                                          ------------                 --------

  Net cash used by operations                                             ( 3,246,021)             (  1,848,602)
                                                                           ----------               -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of intangible assets                                            (59,488)
     Purchase of fixed assets                                              (2,207,402)              (   132,617)
     Acquisition of subsidiary (net of cash acquired)                                               ( 3,242,727)
                                                                           ----------               ------------

  Net cash used for investments                                           ( 2,266,890)              ( 3,375,344)
                                                                            ---------                ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in note payable - stockholder                                                           2,250,000
     Proceeds from exercise of
       warrants/options/share issue-net                                     6,084,213
     Proceeds from net borrowings                                             939,000
     Repayment of long term debt                                             (643,012)
     Net proceeds from sale of common stock                                         0                 4,840,000
                                                                           ----------                ----------

  Net cash provided by financing                                            6,380,201                 7,090,000
                                                                           ----------               -----------



INCREASE IN CASH                                                              867,290                 1,866,054

CASH AT BEGINNING OF YEAR                                                   1,522,075                    68,141
                                                                           ----------                 ---------

CASH AT END OF PERIOD                                                      $2,389,365                $1,934,195
                                                                           ==========                ==========


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

       The financial information has been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Moreover, the results of operations for the nine months and three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. At this early stage of the Company's development, month to month and quarter to quarter anomalies in operating results are expected. This information must also be read in connection with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1995.


NOTE 2 - OPERATIONS

       EPL Technologies, Inc. develops, manufacturers and markets complementary proprietary technologies designed to maintain the integrity of fresh produce. The Company's primary products are processing aids and packaging materials. In addition, the Company offers a range of services that support and complement its product offerings. The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenues necessary to support its cost structure. The nature of the processing aid business is such that fresh cut produce processors and other third party users supplying retail markets require extensive on-site, and, in certain cases, independent testing prior to utilizing the Company's product in their production. This results in an extended sales process. Management believes that success in this process with large processors is the basis for developing sustainable growth in revenues, which will enable the Company to achieve profitable operations in this area of the business. The nature of the packaging materials business is that the sales process is shorter than processing aids, but that with new customers there is still an approval process to be completed prior to sale.

       The Company's management believes that cash flows from consolidated operations and the availability of borrowing under its available line of credit will provide the Company adequate financing for the next year, assuming minimal sales budgets are met. See also Notes 6 and Item 2 below.


NOTE 3  - INVENTORIES

Inventories consisted of the following:

                                                                          September 30, 1996     December 31, 1995
                                                                          ------------------     -----------------
           Raw Materials and Supplies                                             $561,036             $361,252
           Finished Goods                                                          953,253              200,003
                                                                                  --------            ---------

                Total Inventories                                               $1,514,289             $561,255
                                                                                ==========             ========


NOTE 4 - INTANGIBLE ASSETS - PATENT AND DISTRIBUTION RIGHTS AND GOODWILL

           Patents are amortized over the shorter of their estimated useful lives or the life of the patent. The net book value of acquired and developed patents totaled $1,098,466 as of September 30, 1996. Distribution rights are amortized over the ten year life of the agreement. The net book value of previously acquired distribution rights totaled $286,999 as of September 30, 1996. Amortization expense related to patent and distribution rights totaled $247,032 for the nine months ended September 30, 1996. Goodwill related to the acquisition of certain subsidiaries is being amortized on a straight line basis over ten years. Amortization expense related to goodwill totaled $212,683 for the nine months ended September 30, 1996.


NOTE 5 - SERIES A CONVERTIBLE PREFERRED STOCK

           The Series A Preferred Stock (the "A Preferred Stock"), which has been issued up to its authorized limit of 3,250,000, was issued at a price of $1.00 per share, with each share of Preferred Stock carrying the option to convert into common shares at a rate of $0.75 per share. The A Preferred Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The A Preferred Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares ($0.75 per share) at the Company's option (dividends in arrears at September 30, 1996 total $1,038,334).

           During the three months ended September 30, 1996, shareholders holding 75,000 shares of A Preferred Stock elected to exercise their right of conversion, leaving 2,510,000 shares of A Preferred Stock outstanding at September 30, 1996.

           In addition, 20% of the common stock into which the Preferred Stock may be converted carries detachable warrants at an exercise price of $1.00 per warrant. During the three months ended September 30, 1996, 4,667 of these warrants were exercised, leaving 243,865 of these warrants unexercised at September 30, 1996.


NOTE 6 - SERIES B CONVERTIBLE PREFERRED STOCK

           At the Annual Meeting of the Company held on July 22, 1996, the shareholders of the Company approved an amendment to the Company's Articles of Incorporation to permit the issuance of up 2,000,000 shares of preferred stock with such designations and preferences as the Company's Board of Directors may determine. On July 23, 1996, the Company issued 531,915 of these shares - designated Series B Convertible Preferred Stock - at an aggregate consideration of $2,500,000 to two existing investors in the Company (the "B Preferred Stock"). These shares of B Preferred Stock carry the option to convert into shares of common stock at the rate of $4.70 per share and vote as a class, except as otherwise provided by law, with the A Preferred Stock and the common stock, based on the underlying number of shares of common stock after conversion. The B Preferred Stock carries a dividend rate of 10% per annum, payable in cash and/or shares ($4.70 per share) at the Company's option. The Company had received the proceeds from this issue as at June 30, 1996.


NOTE 7 - ISSUANCE OF COMMON STOCK AND EXERCISE OF WARRANTS

           In addition to the 100,000 shares of common stock issued upon the conversion of 75,000 shares of A Preferred Stock and the 4,667 shares of common stock issued upon the exercise of warrants as described in Note 5 above, 4,000 shares of common stock were issued due to the exercise of stock options during the three month period ended September 30, 1996. This exercise of warrants and options resulted in gross proceeds to the Company of $13,667.


NOTE 8 - NET LOSS PER COMMON SHARE

           Net loss per common share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares and common share equivalents during the period. Outstanding options, convertible A Preferred Stock and B Preferred Stock and stock warrants were determined to be antidilutive for the periods ended September 30, 1996 and 1995 and were therefore excluded from the per share calculations.


NOTE 9 - ACQUISITIONS

           In July 1996 the Company acquired, through a newly formed wholly-owned UK subsidiary (EPL Flexible Packaging Limited ("EPL Flexible")), some of the fixed assets located at Gainsborough, Lincolnshire, UK, of a division of Printpack Europe (St Helens) Limited ("Printpack St Helens"). EPL Flexible also assumed a real estate lease and offered employment to some of the employees of Printpack St Helens. The total net consideration paid was $1,286,500. EPL Flexible specializes in the printing of flexible packaging films primarily serving the snack food industry. EPL Flexible operates as a wholly-owned subsidiary of EPL Technologies (Europe) Limited. EPL Flexible's principal customer is Pepsico and affiliated companies.

           Also in July 1996, the Company formed a new wholly-owned US subsidiary, Crystal Specialty Films, Inc.("Crystal"), to acquire the assets and assume certain liabilities of Crystal Plastics, Inc., based in Illinois. Crystal uses "K" resin and polystyrene resins to manufacture a range of proprietary films for a variety of applications. After an initial payment of approximately $400,000, a further $267,000 is payable in quarterly annual instalments over 2 years, with a final payment based on the performance of the business over the two year period following the acquisition. Crystal will serve as the site for installation of proprietary gas flame perforation equipment which the Company has had custom-built in the UK and which is planned to be the basis for penetration of the US film perforation market. The Company is currently serving this market, to a limited degree, from the UK.

           In connection with this effort, effective August 31, 1996, Bakery Packaging Services Limited ("BPS"), one of the U.K. subsidiaries of the Company, executed a two-year contract with E.I. du Pont de Nemours & Co.("DuPont") for DuPont to utilize the Company's proprietary gas-flame perforating technology on certain DuPont manufactured "MYLAR"(R) films. Under this two-year contract with DuPont, which is renewable for a further three years, DuPont will purchase from the Company, on a fee basis, all of DuPont's gas-flame perforation requirements for PET (polyethylene terephthalate), PA (polyamide) and PEN (polyethylene naphthalate) films and will grant the Company a non-exclusive license to sell certain DuPont film, on terms and conditions yet to be finalized. While this agreement grants DuPont exclusive rights to EPL's gas-flame perforation of PET, PA and PEN films, the Company retains the
rights to perforate other films manufactured by other producers.    A new
majority-owned subsidiary of the Company is expected to undertake this U.S. supply to DuPont in the next quarter. The BPS U.K. facility will continue to perforate DuPont film for the UK and European markets, as it has been doing over recent months for the U.S. market.

           In addition, also in July 1996, the Company formed NewCorn Co LLC ("NewCorn Co"), a jointly owned Delaware limited liability company in which the Company currently owns 51% of the equity interest. The Company's co-owner in NewCorn Co is Underwood Ranches, the trade name of Agricultural Innovation and Trade, Inc.("Underwood"). NewCorn Co will utilize the Company's proprietary processing aid and packaging technologies and Underwood's existing corn processing and distribution capabilities to pursue development of a year-round, national, value-added market for fresh corn products.

NOTE 10 - OTHER MATTERS

           At the Annual Meeting of Shareholders of the Company held on July 22, 1996, the shareholders of the Company approved an amendment to the Company's 1994 Stock Incentive Plan (the "Plan) which (a) increases the number of shares of Common Stock reserved for issuance under the Plan from 1,500,000 to 3,000,000 and (b) increases the number of shares of Common Stock that may be granted to any individual under the Plan in any calendar year from 100,000 to 200,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        EPL Technologies, Inc. develops, manufactures and markets complementary proprietary technologies designed to maintain the integrity of fresh produce. The Company's primary products are processing aids and packaging materials, together with a range of services that support and complement its product offerings, which are designed and marketed to processors of fresh fruits and vegetables, to be integrated into a customer's fresh produce production system. The Company believes its products are safe, environmentally friendly and, together with its services, add significant value to the business of its customers. The Company also believes that processing aids and packaging materials are complementary technologies and markets them as such. The Company's goal is to become a world class provider of products and scientific services designed to maintain the integrity of fresh produce. As consumer awareness continues to grow, including reaction to reports regarding the potential health concerns surrounding the use of sulfite-based preservatives, and untreated produce or produce-derived food products, management believes interest in the Company's products will increase. Management is continually searching for new ways to market its products and services and expand operations, both internally and, where appropriate, through strategic and opportunistic acquisitions. The Company is currently engaged in discussions regarding potential acquisitions and alliances but no new definitive agreements have yet been reached and there can be no assurances that any such agreements or acquisitions will in fact occur. The Company has made a conditional offer to acquire a UK based specialist packaging business, with sales revenue of some $25,000,000 and net assets of some $7,100,000. The offer is subject to due diligence and agreement on definitive documentation and discussions are continuing. If the acquisition is completed, the Company expects to file a Report on Form 8-K to report this transaction. There can, however, be no assurance that this transaction will in fact be consummated.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

        Sales revenue for the nine months ended September 30, 1996 increased to $7,063,578 compared with $1,164,025 recorded during the nine months ended September 30, 1995, an increase of 507%. The revenue for the first nine months of 1996 was comprised of $720,451 of processing aids and related activities, $1,084,266 of US packaging materials and $5,258,861 of UK and other European packaging materials. Sales of processing aids was up slightly over the same period in 1995, with the main increase coming from the inclusion of the revenue from the Company's corn activities through its majority owned company Newcorn Co. completed on July 22, 1996. The other main increases were due to the inclusion of Bakery Packaging Services Limited ("BPS"), which the Company acquired in September 1995, together with initial contributions to revenue from EPL Flexible Packaging Limited ("EPL Flexible") and Crystal Speciality Films, Inc.("Crystal"), both acquired in July 1996.

        Within the US processing aid business, the focus continued to be towards new product introduction to larger processors. Testing continues to develop at a number of locations, and new opportunities continue to be pursued. Management believes that this strategy provides the best opportunity to develop satisfactory sales growth within a reasonable time frame, while limiting the Company's customer concentration.

           The US packaging materials business grew by some 74.5% over the same period in 1995. This reflects mainly the contribution of the Crystal business acquired in July 1996. In both businesses, the Company continues to target and to expand product development activities and to seek to exploit the synergies that exist with the processing aid business. The successful completion of the DuPont agreement, as mentioned in Note 9 above, did not generate any revenue in the US in the period. The new gas-flame film perforation machine has been successfully installed, and is expected to begin contributing to revenue, initially on a low level, in the final quarter of 1996.

           The UK and European packaging materials businesses grew from $201,125 in 1995 to $5,258,861 in 1996. This reflected a full period contribution from BPS, acquired in September 1995, together with the first contribution from EPL Flexible. BPS continues to develop, and the Company is beginning to exploit the synergies between the two businesses. It is the Company's intention to relocate all the film printing activities currently located at BPS to the EPL Flexible site to increase capacity at BPS as well as yielding economies of scale from having all of the printing activities in one location. Having acquired the assets at EPL Flexible, business has been increasing during the period principally from its main customer Pepsico, and new customers are actively being sought to help maximize the available capacity and further diversify the customer base. There can be no assurance, however, that the Company will be successful in doing so.

           Gross margin for the nine months ended September 30, 1996 was 17.5% as compared to 27.7% for the same period last year. This reduction is due principally to the inclusion in consolidation of sales of UK and European packaging materials, as well as the US packaging materials, which generate a lower average margin than processing aids. In addition, it also reflects the relationship between the volume of product sold and dollar volumes, which can be substantially affected from quarter to quarter by varying product mix, varying processor efficiency levels and by promotional pricing of products used for tests and evaluation.

           Selling, general and administrative expenses rose to $3,172,052 from $1,814,389, an increase of $1,357,663. A significant part of this was due to the inclusion on consolidation of expenses from the BPS operations, as well as some incremental expenses from the inclusion of EPL Flexible, Crystal and Newcorn Co. The remainder was due to the continuing development of the sales and marketing effort as well as projects to support large, prospective customers. The Company expects that this level of additional expenditure will continue at least in the short term. Furthermore, as interest in the Company has grown, additional costs have been incurred in investor relations, with a significantly increased shareholder base. Significant one time costs have also been incurred in a number of areas, including in relation to SEC and other legal work, notably in relation to registrations of the Company's securities under federal and state securities laws. Research and development costs increased from $380,376 to $682,597, an increase of $302,221. This reflects the costs of some of the third party collaborative projects commenced during 1995, as well as additional staff to support the Company's scientific and technical objectives in relation to the ongoing sales effort for large, prospective customers. Again, the Company expects that these expenses will continue to exceed the expenses incurred in 1995, although it believes the results of these expenditures will be seen in incremental revenues in 1997 and beyond. Depreciation and amortization expense increased by $364,659, from $324,769 in 1995 to $689,428 in 1996. The majority of this increase was due to increased amortization of goodwill related to the acquisition of BPS in September 1995, with the remainder due to increased depreciation as a result of capital expenditure and the assets acquired in the EPL Flexible, Crystal and Newcorn Co acquisitions during 1996.


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30,1995

           Sales revenue for the three months ended September 30, 1996 increased to $3,520,474, compared with $588,446 recorded during the three months ended September 30, 1995, an increase of 498%. Of the sales in the third quarter, processing aids and related activities accounted for $525,691, US packaging materials $640,782 and UK and other European packaging materials $2,354,001.

           Within the US processing aid business the focus in the period continued to be towards new product introduction to larger processors, although with sales in 1996 only slightly ahead of the same period in 1995. Testing at numerous locations continues to develop and management believes that this provides the best opportunity to develop satisfactory sales growth within a reasonable time frame, while limiting the Company's customer concentration. There can be no assurance, however, that the Company will be successful in doing so. Pure Produce, Inc., the Company's microbiological subsidiary, and provider of food safety services, is building its product proposition, and subsequent to the period end saw the first results of this with the signing of a contract with the US Apple Association, although revenues thereunder are not yet material. Newcorn Co contributed some $408,460 in revenue in its first three months of operation.

           The US packaging materials business grew by some 180% over the same period in 1995, mainly due to the acquisition of the Crystal business. Respire is in the early stages of work with some potential new customers, who if they can be converted into actual customers could have a significant positive impact on future revenues. The Company continues to target and to expand product development activities and to exploit synergies that exist with the processing aid business. There can be no assurance, however, that the Company will be successful in doing so.

           The revenue from the UK and European packaging businesses totaled $2,354,001 in the third quarter, compared to $201,125 in the same period in 1995, a 1,070% increase. This increase reflected a full quarter of operations of BPS, which was acquired in September 1995, together with the first quarter contribution of revenue from EPL Flexible. The latter business is still building its revenue base, with new customers being sought.

           Gross margin for the third quarter of 1996 was 18.9% as compared to 27.7% for the third quarter of 1995. This reduction is also principally due to the inclusion in consolidation of sales of UK and other European packaging materials, which, as noted above, generate a lower average margin than processing aids. However, also as mentioned above, it also reflects the relationship between the volume of product sold and dollar volumes, which can be substantially affected from quarter to quarter by varying product mix, varying processor efficiency levels and by promotional pricing of products used for tests and evaluation.

                Selling, general and administrative expenses rose to $1,271,651 from $614,963, an increase of $656,688. This was due to 1) the inclusion on consolidation of expenses from the various new operations, compared with 1995.
2) the continuing development of the sales and marketing effort as well as projects to support large, prospective customers. The Company expects that this level of additional expenditure will continue at least in the short term. and 3) as interest in the Company has grown, together with a significant increase in the number of shareholders, additional costs continue to be incurred in investor relations. This has also included additional professional costs (including filing fees)in connection with SEC, blue sky and other shareholder related matters. Research and development costs increased from $135,793 to $268,496, an increase of $132,703. This reflects the costs of some of the third party collaborative projects commenced during 1995, as well as additional staff to support the Company's scientific and technical objectives in relation to the ongoing sales effort for large, prospective customers. Again, the Company expects that these expenses will continue to exceed the expenses in 1995. Depreciation and amortization expense increased by $165,898, from $109,753 in 1995 to $275,621 in 1996. The majority of this increase was due to increased amortization of goodwill related to the acquisition of BPS in September 1995, with the remainder due to increased depreciation as a result of capital expenditure and EPL Flexible, Crystal and Newcorn Co assets acquired as mentioned above.



LIQUIDITY AND CAPITAL RESOURCES

           At September 30, 1996 the Company had $2,389,365 in cash and short term investments, compared with $1,522,075 at December 31, 1995, an increase of $867,290. During the nine months ended September 30, 1996, cash has been used to fund operating activities of $3,246,021 and to finance the purchase of fixed tangible and intangible assets of $2,266,890. As mentioned in Note 9 above, most of these assets were acquired as a result of the transactions involving EPL Flexible, Crystal and Newcorn Co. Total financing activities of $6,380,201 were provided to the Company during this period, including $2,500,000 provided from the subscription to the Series B Convertible Preferred Stock as mentioned in Note 6 above.

           The Company may seek additional financing through an equity offering or increase in debt facility if the Company fails to meet its sales objectives over the short term, although there can be no assurance that such capital would be available or if available, obtainable on acceptable terms in such circumstances. The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support its cost structure. The nature of the business is such that fresh cut produce processors and other third-party users supplying retail markets require extensive on site, and, in certain cases, independent testing prior to utilizing the Company's product in their production. This results in an extended sales process. The Company's management believes that this process is the basis for developing sustainable growth in revenues which will enable the Company to achieve profitable operations. The Company's management also believes that cash flows from operations and the availability of borrowing under its line of credit will allow the Company to maintain adequate financing for the next year, assuming minimal sales budgets are met. In addition to the $798,150 remaining available to be drawn under the Bank of Scotland facility, 398,865 warrants remained outstanding which, if exercised, would raise gross proceeds of $553,865. At September 30, 1996, there were no material commitments for capital expenditures.


FORWARD LOOKING STATEMENTS

           The discussion above includes certain forward looking statements regarding the Company's expectations on gross margin, expenses, market penetration, success in obtaining large new customers, possible acquisitions, access to capital and new product introduction. Consequently, actual results may vary materially from such expectations. Meaningful factors that might affect such results include : a) the length and effectiveness of the sales process for processing aids and packaging, b) raw material availability and pricing, c) changes in regulatory environment and d) difficulty with research and development activities regarding new products, including extension of necessary time periods or increase in expense for product introduction.

                          PART II - OTHER INFORMATION


ITEM  5.    OTHER INFORMATION.

                None


ITEM   6.   EXHIBITS AND REPORTS ON FORM 8-K.

           a)     Exhibits

                  Exhibit 11.0    Computation of Loss per share


           b)     Reports on Form 8-K

                  On July 9, 1996 the Company filed a report on Form 8-K under
                  Item 5 thereof, in connection with the commencement of trading of the Company's shares of common stock on the Nasdaq SmallCap market.

                  On July 19, 1996 the Company filed a report on Form 8-K under
                  Item 2 thereof, in connection with the acquisition of certain assets and certain liabilities of Printpack Europe (St Helens) Limited.

                  On September 12, 1996 the Company filed a report on Form 8-K under Item 5 thereof, in connection with the execution by BPS of a supply contract with DuPont.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EPL TECHNOLOGIES, INC.




Date:     November 14, 1996                 /s/ Paul L. Devine
                                          ------------------------------------
                                          Paul L. Devine
                                          Chairman and President
                                          (Principal Executive Officer)




Date:     November 14, 1996                 /s/  Timothy B. Owen
                                          ------------------------------------
                                          Timothy B. Owen
                                          Principal Financial Officer and
                                          Principal Accounting Officer