Form 10-K405
period 1996-12-31
EPL TECHNOLOGIES INC
filed 1997-03-31
CIK 945269

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1996
                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the transition period from ____ to ____

                        Commission File Number : 0-28444

                             EPL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

       Colorado                                         84-0990658
(State of incorporation)                 (I.R.S. Employer Identification Number)

                        2 INTERNATIONAL PLAZA, SUITE 245
                                PHILADELPHIA, PA
                                   19113-1507
                    (address of principal executive offices)

Registrant's telephone number, including area code:                            (610) 521-4400

Securities registered pursuant to Section 12(b) of the Act:                              NONE

Securities registered pursuant to Section 12(g) of the Act:     Common Stock $0.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X  No
                                            ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 28, 1997 was approximately $52,138,707. This excludes 6,066,435 shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the shares outstanding at February 28, 1997.

The number of shares outstanding of the Registrant's Common Stock, as of
                    February 28, 1997 was: 15,546,200 Shares

                             EPL TECHNOLOGIES, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1996


        1.  PART I
                                                                                     PAGE
        1.  ITEM 1. BUSINESS                                                           2


        2.  ITEM 2. PROPERTIES                                                         7


        3.  ITEM 3. LEGAL PROCEEDINGS                                                  7


        4.  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                7


        5.  ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
            SECURITY HOLDER MATTERS                                                    8


        6.  ITEM 6. SELECTED FINANCIAL DATA                                           10


        7.  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                                       11


        8.  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       16


        9.  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                                       35


       10.  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                  35


       11.  ITEM 11. EXECUTIVE COMPENSATION                                           37


       12.  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                                40


       13.  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   43


       14.  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K                                                                  44

       15.  SIGNATURES

                                     PART I

ITEM 1. BUSINESS

      GENERAL DEVELOPMENT

      EPL Technologies, Inc. and its subsidiaries (the "Company") are principally engaged in the development, manufacture and marketing of proprietary processing aids, packaging technologies and related scientific services that facilitate the maintenance of the quality and integrity of fresh produce.

      The Company targets its current and expected future operations to develop an international sales, marketing, distribution and scientific services network for fresh produce processing and packaging technologies.
      Toward that goal the Company began in 1994 to seek strategic acquisitions, which would add incremental resources and capabilities towards a systems approach in the fresh produce industry that would complement its internally developed proprietary processing aid technology base. On September 30, 1994, the Company acquired Respire Films, Inc. ("Respire") a U.S.-based business involved in the marketing of packaging films that are contract-manufactured under the Respire name. The Company believes that this acquisition provided synergy to the Company's processing aid business in the fresh cut produce market and since its acquisition has represented a growing source of revenues.

      On September 19, 1995, the Company acquired Bakery Packaging Services Limited ("BPS"), based in northwest England. BPS has developed a proprietary perforating technology for packaging materials which are used by leading companies in the fresh-cut produce and institutional bakery industries. BPS also produces, in substantially smaller volumes, wax-coated packaging used principally in the confectionery industry. The Company believes that the acquisition of BPS provides an additional proprietary technology to enhance the company's strategic position, together with providing an incremental source of packaging revenue and an opportunity for additional cross-marketing activities between the US and UK markets. The latter has been demonstrated by the installation in the U.S. of the Company's proprietary gas flame equipment (see below) and the servicing of US customers.

      On April 19, 1996, the Company acquired the tangible and intangible assets of Pure Produce, a Massachusetts general partnership, through a wholly-owned subsidiary, Pure Produce, Inc., a Massachusetts corporation. Pure Produce is in the business of providing companies in the food industry, especially those involved with fresh and minimally processed produce, with analysis, protocols and plans relating to food and quality assurance programs, including microbial testing. The Company believes that this acquisition extends the range of technical support services it can offer as part of its systems approach, as well as raising the overall scientific content of the Company in its relationship with the fresh-cut produce and food services industry.

      In July 1996, the Company acquired, through a wholly owned UK subsidiary (EPL Flexible Packaging Limited ("EPL Flexible")), some of the fixed assets located at Gainsborough, Lincolnshire, England, of a division of Printpack Europe (St. Helens) Limited. This company specializes in the printing of flexible packaging films serving primarily the snack food industry. The Company believes that this acquisition broadens the range of printed packaging materials it can offer its customers, as well as increasing productive capacity. Since this acquisition, the printing press previously located at BPS has been relocated to EPL Flexible. The Company believes that this will lead to economies of scale by concentrating printing at one location, as well as freeing up productive space at BPS's Runcorn, England location to accomodate higher margin perforation activities.

      In addition, also in July 1996, the Company formed Newcorn Co. L.L.C., a jointly owned limited liability company in which the Company owns a 51% membership interest. The other member of Newcorn Co. is Underwood Ranches, the trade name of Agricultural Innovation and Trade, Inc. Newcorn Co. utilizes the Company's proprietary processing aid and packaging technologies and Underwood's existing corn processing and distribution capabilities with the aim of developing a year-round, national, value-added market for fresh corn products.

      Also in July 1996, the Company acquired through a wholly-owned US subsidiary, Crystal Specialty Films, Inc., the assets and assumed some of the liabilities of Crystal Plastics, Inc., based in Illinois. Crystal uses "K" resin and polystyrene resins to manufacture a range of proprietary films for a variety of applications. Crystal serves as the site for the proprietary gas flame perforation equipment which the Company had custom-built in the UK, shipped and installed at Crystal and which is planned to be the basis for penetration of the US film perforation market. This is based on the initial contract the Company has with E.I. duPont de Nemours and Company ("DuPont") for the perforation of DuPont's Mylar Film (the "DuPont Agreement"). DuPont is shipping film to the Crystal location, where it is being perforated according to required specifications and then shipped either back to DuPont or to DuPont customers.

      PRODUCTS

      The Company's products fall into two major classifications: processing aids and related technical support services and packaging materials. The Company's food processing aid products, using ingredients that are included in the Food and Drug Administration (FDA) list as generally recognized as safe ("GRAS") help to maintain the quality and integrity of fresh-cut fruits and vegetables. See "Business - Regulatory Requirements." Products have been developed for apples, artichokes, broccoli florets, carrots, baby leaf lettuce, mushrooms, onions, parsnips, potatoes and sweet corn. These are currently being marketed to processors of fresh cut fruits and vegetables. The Company has also developed products for use on organically grown carrots and baby leaf lettuce. Work is continuing on products for application on other vegetables, such as celery, radicchio, peppers and spinach. All fruits or vegetables processed with the Company's developed applications technology, using strict protocols included in such technology, are dipped into a water bath containing the specified concentration of the Company's products for the specified time, after which the produce undergoes a thorough washing intended to ensure that there is little residue of the EPL product. The Company's complementary packaging technologies incorporate technologies that help to control temperature, gas and humidity. The Company believes that a proper packaging process can be designed to enhance the effectiveness of processing aids as part of an integrated processing system (which includes technical services support), and is continuing to commit resources to further develop this system.

      INDUSTRY AND GEOGRAPHIC AREA SEGMENTS

      Of the Company's two primary product lines, processing aids are sold primarily in the United States with smaller amounts also sold in Canada, while packaging materials are marketed in North America, the United Kingdom and, to a lesser extent, Continental Europe. Since the acquisition of BPS in late 1995 there has been an increase in marketing activity, both in the Company's processing aid and applications technology in Europe. In addition, proprietary perforating technologies developed by BPS have been introduced into the US market.

      MARKETS

      Fresh fruits and vegetables begin to deteriorate after harvest. In response, processing aids have long been used to increase shelf life and, consequently, the economic value of fresh produce. Bisulfates, previously the most common of such aids, have been the subject of some debate in recent years. The Company's processing aid product-line was originally developed in response to the market need to eliminate the use of bisulfates in the pursuit of extending freshness for vegetables. Use of the Company's products enabled food processors to address product quality concerns, without requiring the use of any governmentally mandated labels. Markets for the Company's food processing products include the processing of fresh vegetables for both the retail and food service markets. By improving the maintenance of produce integrity (and thus increasing the economic value) of fresh produce, the Company's products have the potential to open up a national market for processors previously limited to regional activities. Respire's packaging products are used exclusively in the fresh-cut produce industry in the U.S. BPS's products are used by leading companies in the U.K. and Europe, mainly involved in the fresh cut produce and institutional bakery industries. Pure Produce provides companies in the food industry especially those involved with fresh and minimally processed produce, with analysis, protocols and plans relating to food and quality assurance programs, including microbial testing, and provides additional internal technical support in developing the Company's processing aid and packaging protocols. EPL Flexible specializes in the printing of flexible packaging films serving primarily the snack food industry. Crystal manufactures a range of proprietary films for various applications. The Company's products are increasingly being marketed in concert as part of a co-ordinated line of products, processes and technical support services as a system for maintaining fresh produce integrity. To date, the Company's penetration of the various markets it is seeking to develop is insignificant.

      SOURCES OF SUPPLY

      The Company purchases its U.S. raw material requirements from a number of suppliers, some of which use sources outside the U.S. BPS and EPL Flexible purchase their requirements from a number of suppliers, most of which are based in the U.K. and Europe. The Company currently obtains all of its requirements for certain raw materials pursuant to a long-term contract with Jungbunzlauer, Inc., a U.S. subsidiary of a Swiss-based company, and is also one of the Company's stockholders. See "Certain Relationships and Related Transactions." These raw materials transactions are undertaken on an ongoing commercial arms-length basis.

      COMPETITION

      Since the FDA originally banned the use of sulfites on freshly processed fruits and vegetables (a ban that was subsequently overturned), other "sulfite substitutes" have appeared in the marketplace. The Company faces competition from these products as well as alternative preservation and packaging technologies in the marketplace such as packaging, temperature, gas and humidity control. The Company believes that these complementary technologies operate synergistically with the Company's products and services and that the Company's products combined with, for example, appropriate modified atmosphere packaging, are capable of maintaining the integrity of fresh cut produce by a time period in excess of that which either technology can achieve alone. The Company faces competition in each of its markets from numerous enterprises, many of which are larger and currently have greater resources than the Company. The Company believes that to succeed, its proprietary technologies must add value to the business of its customers. In this respect, the Company believes that its integrated systems approach to the sales and marketing of its related technologies provide it with a competitive advantage.

      PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS

      The Company currently has two U.S. patents, two U.S. patents pending, and numerous others under review for application. The U.S. patent for the Company's "Carrot Fresh"(TM) product was granted on September 13, 1994, and its "Broccoli Fresh"(TM) product was granted patent pending status in the U.S. on January 17, 1995. Patents that had been granted, or applications that were pending as of June 8, 1995 run for the longer of 17 years from the date of formal grant or 20 years from the date of filing. For all subsequent filings, U.S. patents (once granted) run for 20 years from the date of formal application. The Company also has various registered U.S. trademarks. Furthermore, it has one non-U.S. patent, patents pending in

      26 countries outside the U.S. for its main technology, with others under review. To help protect the Company's technology and proprietary information, the Company has confidentiality agreements with its customers, as well as internal non-disclosure agreements and safeguards although there can be no assurance that these safeguards, will be adequate to fully protect the Company. The importance the Company attaches to its patent position is reflected in the significant efforts made on research and development (see Consolidated Financial Statements and the notes thereto). In addition to its patent protection, the Company believes it has a competitive advantage through its proprietary knowledge of the applications for its technology.

      SALES AND PRODUCT COMMERCIALIZATION PROCESS

      The Company markets its products to processors of fresh vegetables and fruits for both the retail and food service markets. Upon an expression of interest from a potential customer, the Company through its technical service representatives, initiates a detailed review and testing process to customize the application of the Company's technologies relating to that particular product to the potential customer's production system. This testing process involves both reproducing the Company's processing aids and designing tailored packaging materials. The development of new product formulations can be a time-consuming and expensive process. To increase the resources and expertise available to the Company for development, it has entered into a number of collaborative ventures with well-known scientific and commercial institutions. These include the Washington Apple Commission for several varieties of apples, Rutgers University for residue analysis Penn State University for mushrooms and the Ben Franklin Foundation. The Company also has a CRADA (Cooperative Research and Development Agreement) with the USDA/ARS (United States Department of Agriculture/Agricultural Research Services) in Philadelphia, Pennsylvania. Once the development is completed, then the product moves through successive steps of an increasingly sophisticated testing program, leading to a product decision. Testing is a complex undertaking within which the Company has had to build documentation in order to perform successfully and with consistency. The problems uncovered in the testing process have been documented in detailed Company protocols to better control the process outcome and begin to shorten the marketing/sales time frames, with a resulting positive effect on the sales cycle. However, if the Company is unable to control the testing process satisfactorily, such lack of control of the time and resources so required could have an adverse effect on the Company's revenues. Due to the extended nature of this development, testing and sales process for processing aids, the Company has experienced no significant backlog of orders to date in this area and, based on the relatively small incremental cost and time frame required to increase product output, the Company does not believe that any backlog measurement is material. The Company has also not experienced a significant backlog of orders for its packaging materials. The Company's market development activities continue to increase. The main areas of activity include potatoes and apples, where the Company is in volume market test in retail, food and food service outlets.

      REGULATORY REQUIREMENTS

      All of the ingredients used in the production of the Company's processing aid products are detailed on the FDA GRAS (generally recognized as safe) list. In addition, the Company employs a firm of Washington-based FDA consultants to advise the Company on existing product development, together with any planned/potential changes in government attitude and legislation. Compliance with existing FDA regulations has not been a material burden on the Company's operations to date, although there can be no assurance that the regulatory requirements will not change and increase the burden to the Company.

      FUTURE

      The FDA ban introduced in March 1990 on the use of sulfites on freshly processed potatoes was subsequently struck down by federal courts for technical flaws, but the Company believes there is a possibility that this ban may be reintroduced within the next few years. In addition, the recent changes in labeling requirements on processed food products, introduced by the FDA, have increased consumer awareness of substances that could be harmful to health. Furthermore, government promotion of fresh fruits and vegetables by the five-a-day program has made consumers more conscious of the need to include such foods as part of a balanced diet. As this awareness continues to grow, management believes interest in the Company's products will increasingly benefit. Management is continually searching for new ways to market its products and expand operations, both internally and, where appropriate, through strategic acquisitions. In this regard, among other initatives the Company has recently signed a letter of intent containing its conditional offer to acquire a specialty packaging business (see note 18 to the Company's Consolidated Financial Statements). The Company also plans, at some point in the future, to invite other fresh corn processors with specific regional processing and distribution strengths complementary to California based Underwood Ranches, to work with or join Newcorn Co. LLC.

      EMPLOYMENT

      As of December 31, 1996, the Company had 111 employees providing services in North America and Europe, of which 21 were engaged in sales and marketing, 61 in production, 11 in applications and research and 18 in management and administration. The Company expects to recruit additional personnel as and when required.

      PARENTS AND SUBSIDIARIES

         1. Parents - The Company disclaims that it is controlled by any one or more persons or a group of persons and therefore disclaims that any person or group is its "parent" within the meaning of that term under the Securities Exchange Act of 1934, as amended. However, by virtue of the powers vested by law in the Company's Board of Directors, it is possible that some or all of the Company's directors might be deemed to be parents of the Company as that term is so defined, to the extent that they act in concert.

         2. Subsidiaries - At December 31, 1996, the Company had six wholly owned US subsidiaries. Integrated Produce Systems, Inc., a Pennsylvania corporation, is the vehicle through which the US processing aid business is conducted; Respire Films, Inc., also a Pennsylvania corporation, provides packaging related technology to the fresh cut produce industry; IPS Produce, Inc., a Pennsylvania corporation, is involved in the market testing of produce; Crystal Specialty Films, Inc., ("Crystal") an Illinois corporation, is involved in the manufacture of films; Pure Produce, Inc., a Massachusetts corporation, provides companies in the food industry with analysis, protocols, plans and microbial analysis; and Agra Research, Inc., an Indiana corporation, which is currently inactive. The Company also owns a 51% membership equity interest in Newcorn Co. LLC, a Delaware limited liability company, which is involved in the processing and distribution of fresh corn products. The Company also had five subsidiaries in the U.K all of which are English companies. These are Integrated Produce Systems Limited (formerly known as Extended Product Life Limited), which is the vehicle through which the Company conducts its activities in the U.K. and Europe in relation to processing aids; a U.K. holding company, EPL Technologies (Europe) Limited, which in turn owns 100% of BPS and EPL Flexible Packaging Limited. In addition, BPS has a dormant subsidiary, BPS Produce Packaging Limited.

            FORWARD LOOKING STATEMENTS

            The above discussions include certain forward looking statements of management's expectations of product development and potential results of operations. For a discussion of factors that may materially affect realization of these expectations, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking Statements.

ITEM 2. PROPERTIES

            The Company's principal administrative office comprises 6,600 square feet of space located just outside Philadelphia, Pennsylvania. The space is rented pursuant to a lease expiring in January 2002. In addition, the Company formulates its products at a facility located in Auburn, Alabama, occupying 4,250 square feet. The Company has not formally renewed this lease, which expired on September 30, 1994 and thus currently operates on a month-to-month basis pending its evaluation of the most cost-effective location from which to operate. In 1994 the Company entered into a lease for an applications laboratory in Fresno, California, occupying 2,700 square feet, expiring in February 1999. Crystal occupies 16,000 square feet in Oswego, Illinois, pursuant to a lease expiring in June 1998. For its European packaging and materials business, BPS owns three adjoining industrial buildings in the U.K. covering a total of 17,478 square feet. In addition, it rents a building of 5,085 square feet under a lease expiring September 2007. It also rents an additional building of 5,000 square feet on a month-to-month basis. EPL Flexible occupies 19,500 square feet of an industrial property in the U.K., pursuant to a lease expiring in October 2004. The Company believes that its current facilities are adequate for its present needs and that it would not have any difficulty obtaining additional or alternate space at prevailing rates if required.

ITEM 3. LEGAL PROCEEDINGS

            There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject. There were no proceedings terminated during the fourth quarter of the fiscal year ended December 31, 1996. None of the Company's officers or directors are involved in any legal proceedings relating to the Company. To the best of the Company's knowledge, there are no proceedings known as being contemplated by governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

            MARKET INFORMATION

            The Company's common stock currently trades on the Nasdaq Small Cap Market tier of the Nasdaq Stock Market under the symbol "EPTG", having been traded on the National Association of Securities Dealers "bulletin board" prior to July 1996. The quotations below reflect inter-dealer prices, without retail markup, markdowns or commission and may not necessarily represent actual transactions. The high and low bid prices for the Company's $0.001 par value Common Stock for the quarterly periods during the years ended December 31, 1996 and 1995 are as follows:


                                  1996                            1995
                       --------------------------      ---------------------------
QUARTER ENDED              HIGH         LOW                HIGH          LOW
March 31,                  5.88         3.06               1.00          0.63

June 30,                   9.00         4.75               1.50          0.50

September 30,              7.63         5.00               3.13          1.25

December 31,               7.13         4.00               3.88          2.38


            As of December 31, 1996, there were 15,531,200 shares of the Company's $0.001 par value Common Stock issued and outstanding, held by 331 shareholders of record. During the twelve months ended December 31, 1996, the Company did not declare any cash dividends on its Common Stock. It is unlikely that dividends will be paid by the Company on its Common Stock in the foreseeable future, as the Company intends to reinvest its results of operations for further growth.

            PREFERRED STOCK

            In January 1994 the Company completed a private placement under
            Section 4(2) of the Securities Act of 1933, as amended, (the "1933 Act") of 3,250,000 shares of Series A Preferred Stock (the Series A Stock") at a price of $1.00 per share. The Series A Stock carry a dividend of 10% per annum payable in cash and/or shares of Common Stock at the Company's option. This dividend is cumulative, and is to be paid in priority to any dividends to holders of Common Stock. If paid in shares, the deemed value will be $0.75 per share of Common Stock. The aggregate dividend due on the Series A Stock at December 31, 1996 was $1,100,716. Each $1 share of Series A Stock carries an option to convert into shares of Common Stock at a rate of $0.75 per common share. The Series A Stock carry equal voting rights to the shares of Common Stock, based on the underlying number of common shares after conversion. In addition, 20% of the Common Stock option conversion carries detachable warrants at a price of $1.00 per warrant, i.e., every 100 shares of Series A Stock has 20 warrants exercisable at $1.00 each. These can be exercised any time up to 5:00 p.m., December 31, 1998.

            At the Annual Meeting of the Company held on July 22, 1996, the shareholders of the Company approved the issuance of up 2,000,000 shares of preferred stock, to bear such designations and preferences as the Board may determine ("Board Designated Preferred Stock"). On July 23, 1996, the Company issued 531,915 of these shares, to be designated as 10% cumulative convertible Series B Preferred Stock ("Series B Preferred Stock"). These shares carry the option to convert into shares of Common Stock at the rate of $4.70 per share and carry equal voting rights to the shares of Common Stock, based on the underlying number of shares of Common Stock after conversion. The Series B Preferred Stock carries a dividend rate of 10% per annum, payable in cash and/or shares at the Company's option. The aggregate dividend due on the Series B Preferred Stock at December 31, 1996 was $110,445.

            During 1996, the Company filed a resale registration statement on Form S-3, which was declared effective on November 12, 1996. The Company registered a total of 12,784,011 shares, comprising 8,740,429 outstanding shares of Common Stock, 293,334 shares of Common Stock issuable by the Company pursuant to the terms of certain outstanding warrants, 45,000 share of Common Stock issuable by the Company pursuant to the terms of certain outstanding options, 3,173,333 shares of Common Stock issuable by the Company upon conversion of outstanding shares of the Company's Series A Preferred Stock and 531,915 shares of Common Stock issuable by the Company upon conversion of outstanding shares of the Company's Series B 10% Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

      The selected financial data presented below for the years ended December 31, 1996, 1995, 1994, 1993 the eight months ended December 31, 1992 and the fiscal year ended April 30, 1992 are derived from the Company's audited consolidated financial statements. The selected financial information presented below should be read in conjunction with the consolidated financial statements, related notes and other financial information included in this report.

                                         FISCAL          FISCAL         FISCAL         FISCAL         EIGHT         FISCAL
                                          YEAR            YEAR            YEAR          YEAR          MONTHS         YEAR
                                         ENDED            ENDED          ENDED         ENDED          ENDED          ENDED
                                        12/31/96        12/31/95       12/31/94       12/31/93       12/31/92       4/30/92
STATEMENT OF OPERATIONS


Sales                                $ 11,314,141    $  3,239,566    $   578,463    $   177,552    $   141,597    $   165,491
Gross profit                            2,177,885         770,723        190,916        131,470         65,477         81,037

Expenses:
  Selling, general, administrative      6,352,119       3,812,938      3,471,952      2,768,685        496,149        310,802
  research and development,
  depreciation and amoritization
  interest expense (income) and           121,655         277,719         91,554          28,725       (14,680)       (27,348)
  income taxes                        ------------    ------------    ----------     -----------      ---------      ---------

Net loss                               (4,295,919)     (3,319,934)    (3,372,590)    (2,665,940)      (415,992)      (202,417)
Deduct effect of 10% cumulative
  preferred dividend                      373,924         313,854        324,185        199,198
                                     ------------    ------------    -----------    -----------    -----------    -----------

Net loss for common stockholders     $ (4,669,843)   $ (3,633,788)   $(3,696,775)   $(2,865,138)   $  (415,992)   $  (202,417)
                                     ============    ============    ===========    ===========    ===========    ===========

Weighted average number of
  common shares                        14,873,518       9,311,059      7,258,725      6,071,241      5,908,616      5,865,241

Net loss per common share            $      (0.31)   $      (0.39)   $     (0.51)   $     (0.47)   $     (0.07)   $     (0.03)
                                     ============    ============    ===========    ===========    ===========    ===========

BALANCE SHEET

Working capital (deficiency)         $  2,069,594    $  1,166,921    $  (378,207)   $  (622,924)   $  (149,627)   $  (267,774)

Total assets                           15,215,422      10,041,197      3,188,745      2,629,846      3,193,949      1,905,211

Long-term debt                          1,554,161         844,333      1,812,181         75,880        238,331

Total liabilities                       6,796,945       3,665,358      2,770,606        983,722      1,011,226        321,599

Total shareholders' equity              8,418,477       6,375,839        418,139      1,646,124      2,182,723      1,583,652

Note: See Item 1. - "Business - General Development" for description of acquisitions of businesses which affect the comparability between years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      OVERVIEW

      EPL Technologies, Inc. develops, manufactures and markets complementary proprietary technologies designed to maintain the quality and integrity of fresh produce. The Company's primary products are processing aids and packaging materials, together with related technical support services which are designed and marketed to processors of fresh vegetables and fruits to be integrated into a customer's fresh produce production system. The Company believes its products are safe, environmentally friendly and add significant value to the business of its customers.
      The Company's goal is to become a world class provider of products and scientific services designed to maintain the integrity of fresh produce. As consumer awareness of the potential health hazards of sulfite-based preservatives, which the Company's products do not contain, continues to grow, management believes interest in the Company's products will increase. Management is continually searching for new ways to market its products and expand operations, both internally and, where appropriate, through strategic and opportunistic acquisitions. In this regard, the Company has recently signed a letter of intent containing its conditional offer to acquire a European based specialty packaging business (see note 18 to the Company's Consolidated Financial Statements). In negotiations and diligence in connection with the potential UK acquisition announced last fall, the Company has recently terminated these discussions and does not expect them to resume in the near future. However, the Company continues to be interested in this or similar opportunities and thus may revisit this potential acquisition in the future in the right circumstances. There can however, be no assurance that this or any other acquisition will in fact occur.

      YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

      Sales for the twelve months ended December 31, 1996 were $11,314,141, an increase of $8,074,575 (249%) over the 1995 total revenue of $3,239,566. The 1996 total comprised $1,326,669 of processing aids and related activities (an increase of 181% over 1995), $1,716,984 of U.S. packaging materials (an increase of 98% over 1995) and $8,270,488 of UK and European packaging materials (an increase of 336% over 1995).

      Within the U.S. processing aid business management continues to work with and target medium to large food processors as the customer base to provide the Company a balance of satisfactory sales growth. This activity has continued in 1996 and as detailed below, costs have been incurred which are yet to show in significant revenue increases. The current market development activity includes work on potatoes and apples, where the Company is in volume market test in retail, food and food service outlets. Additional activities were added during the year to extend the range of services offered. This included Pure Produce Inc., which signed a contract with the U.S. Apple Institute for work on residual analysis in the final quarter of 1996. The main increase in revenue came from the inclusion of revenue from the Company's corn activities through the majority owned Newcorn Co. LLC, which transaction was completed on July 22, 1996.

      The growth in the U.S. packaging materials business reflects mainly the contribution of the Crystal business acquired in July 1996, although management believes that the activity during 1996 in Respire will also provide an improved growth base for 1997. In both businesses, the Company continues to target and to expand product development activities and to seek to exploit the synergies that exist with the processing aid business. The successful completion of the DuPont Agreement in late 1996 did not generate significant revenue in the U.S. in the period. The new gas-flame film perforation machine was successfully installed at the Crystal factory and, while initial revenue contribution was at a low level, it is expected to contribute to the 1997 totals.

      Revenue from the UK and European packaging materials businesses grew from $1,898,590 to $8,270,488. This reflected a full period contribution from BPS, acquired in September 1995, together with an initial contribution from EPL Flexible. BPS continues to develop, and the Company is beginning to exploit the synergies between the two businesses. At the end of 1996 the Company relocated all of the film printing activities that were located at BPS to the EPL Flexible site, which is expected to yield economies of scale from having all of the printing activities in one location. It will also facilitate an increase in higher margin film perforation capacity at BPS and a plant reorganization to achieve this is expected to be undertaken during the first half of 1997. Having acquired the assets at EPL Flexible in July 1996, business has been increasing during the period, principally from its main customer Pepsico, and new customers are actively being sought to help maximize the available capacity and further diversify the customer base. There can be no assurance, however, that the Company will be successful in doing so.

      In 1996, one customer accounted for 13% of annual revenues for the group and in 1995 no customers accounted for more than 10% or more of annual revenues. Gross margin for the year was 19.2% as compared to 23.8% for the same period last year. This reduction is due principally to the inclusion in consolidation of sales of UK and European packaging materials, which generate a lower average margin than processing aids. In addition, it reflects the relationship between the volume of product sold and dollar volumes, which can be substantially affected from quarter to quarter by varying product mix, varying processor efficiency levels and by promotional pricing of products used for tests and evaluation. As the proportion of revenue generated from processing aids or perforated film increases, management believes that this gross margin will increase, although, there can be no assurance that such in fact will be the case.

      Selling, general and administrative expenses rose to $4,413,365 from $2,638,116, an increase of $1,775,249. A significant part of this was due to the inclusion on consolidation of expenses from the BPS operations, as well as some incremental expenses from the inclusion of EPL Flexible, Crystal and Newcorn Co. The remainder was due to the continuing development of the sales and marketing effort as well as projects to support prospective large customers. As discussed above, this effort is focused on a number of vegetable categories, including potatoes and apples, where market test activity is continuing. The Company expects that this level of additional expenditure will continue, at least in the short-term. Furthermore, as interest in the Company has grown and the shareholders base has expanded significantly, additional costs have been incurred in investor relations, including SEC and other legal work, notably in connection to registrations of the Company's securities under federal and state securities laws. Research and development costs increased from $600,529 to $938,719, an increase of $338,190. This reflects the costs of some of the third-party collaborative projects commenced during 1995, as well as additional staff to support the Company's scientific and technical objectives in relation to the ongoing sales effort for prospective large customers. Again, the Company expects that these higher expenses will continue in the short-term, although it believes the results of these expenditures will be seen in incremental revenues in 1997 and beyond. Depreciation and amortization expense increased by $435,453 from $574,293 in 1995 to $1,009,746 in
      1996. The most significant proportion of this increase was due to a full years depreciation of fixed assets and amortization of goodwill arising from the acquisition of BPS in September 1995, with the remainder due to increased depreciation as a result of capital expenditure and the assets acquired in the EPL Flexible, Crystal and Newcorn Co. acquisitions during 1996.

      YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

      Sales for the twelve months ended December 31, 1995 was $3,239,566, an increase of 460% on total revenue of $578,463 achieved in 1994. The
      1995 total comprised $472,747 of processing aids (an increase of 36.7% over 1994), $868,229 of US packaging materials (an increase of 273% over
      1994) and $1,898,590 of UK and European packaging materials (representing the sales of BPS since its acquisition by the Company on September 19,
      1995).

      This reflects the lack of occasional sales to very small processors, offset by new customers. In 1995, no such customer accounted for 10% or more of annual revenues while two customers represented 35% of the Company's annual revenues in 1994. Management continues to target medium to large volume food processors as the customer base to best provide the Company a balance of satisfactory sales growth within a reasonable time frame and to limit the Company's customer concentration.

      The US packaging materials business results in 1995 reflect the inclusion of a full year's sales of Respire, representing sales to 66 customers during this period. This total compares with the 1994 total sales (pre and post acquisition) of $494,289, an increase of 76%. The Company continues to target new areas for growth and to exploit the synergies that exist with the processing aid business.

      The UK and European packaging materials business of BPS was acquired on September 19, 1995. On a comparable basis, the total revenues for the year grew by some 20%.

      Selling, general and administrative expenses rose from $2,571,865 in 1994 to $2,638,116 in 1995, an increase of only 2.5%, despite the 460% increase in revenues. This is evidence of the infrastructure being able to support increases in sales revenue without corresponding increases in costs. Research and development costs increased from $522,495 in 1994 to $600,529 in 1995, an increase of 14.9%. This reflects the costs of some of the collaborative projects commenced in 1995. Depreciation and amortization rose from $377,592 in 1994 to $574,293 in 1995, an increase of 52%. Of this increase of $196,701, $87,597 represents increased amortization of goodwill on acquisition, consisting of BPS in September 1995 and a full year of Respire. The remainder represents increased depreciation as a result of 1994 and 1995 capital expenditures.

      LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1996, the Company had cash and cash equivalents of $1,639,567, compared to $1,522,075 as of December 31, 1995, an increase of $117,492. For 1996, $3,839,976 of net cash was used in operations, compared to $1,893,444 for 1995. The increase in the net cash used in operations in 1996 was due primarily to the net loss and the increase in accounts receivable and inventory.

      Net cash used in investing activities totaled $2,741,907 in 1996, compared to $3,622,966 in 1995. This amount in 1996 included the acquisitions of assets for Pure Produce, Crystal and EPL Flexible, as well as the investment in Newcorn Co. The 1995 amount reflected the acquisition of BPS.

      Financing activities for 1996 provided net cash of $6,439,146 compared to $6,976,036 in 1995. In 1996, the Company raised $3,554,396 through the exercise of warrants and options. A further $2,500,000 was raised from the issuance of Series B Preferred Stock.

      Also in 1996, a net $359,625 was raised from the refinancing of the BPS debt. Two seven year loan facilities, totaling $1,387,125 were obtained and the proceeds used to repay the existing BPS mortgage and pension fund loan. In addition, EPL Technologies (Europe) Ltd. obtained a line of credit of $513,750 in 1996.

      At December 31, 1996, the Company had 393,532 warrants outstanding to purchase common stock at between $1 and $2.00 per share, which if exercised would provide the Company with gross proceeds of approximately $598,000.

      In addition, at December 31, 1996 the Company had 3,295,000 options outstanding to purchase Common Stock at an weighted average price of $3.01 per share, which if exercised would provide the Company with gross proceeds of approximately $9,900,000.

      Subsequent to the year end, in March 1997, the Company received $1,000,000 through a private placement of common stock and Board Designated Preferred Stock. Further subscriptions are expected shortly for this limited private placement from other existing offeree shareholders.

      The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support its cost structure. The Company's management believes that cash flows from operations, together with its current resources (including cash received in the recent private placement) and with the availability of financing from other sources, will allow the Company to maintain adequate financing for the next year.

      FORWARD LOOKING STATEMENTS

      The discussions above include certain forward looking statements regarding the Company's expectations of gross margin, expenses, market penetration, success in obtaining large new customers, possible acquisitions, access to capital and new product introduction. Consequently, actual results may vary materially from such expectations. Meaningful factors that might affect such results include: a) the length and effectiveness of the sales process for processing aids and packaging, b) raw material availability and pricing, c) changes in regulatory environment and d) difficulty with research and development activities regarding new products, including extension of necessary time periods or increase in expense for product introduction.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
 INDEPENDENT AUDITORS' REPORT                                              17

 CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1996 AND 1995              18

 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
    DECEMBER 31, 1996, 1995 AND 1994                                       19

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS
    ENDED DECEMBER 31, 1996, 1995 AND 1994                                 20

 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
    DECEMBER 31, 1996, 1995 AND 1994                                       21

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                22

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
  EPL Technologies, Inc.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of EPL Technologies, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EPL Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Philadelphia, Pennsylvania

March 28, 1997

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

                                                                        1996             1995
CURRENT ASSETS:
  Cash and cash equivalents                                         $  1,639,567    $  1,522,075
  Accounts receivable, net                                             2,911,660       1,333,353
  Due from related parties                                                34,101          74,777
  Inventories                                                          1,938,819         561,255
  Prepaid expenses and other current assets                              623,792         442,814
                                                                    ------------    ------------

           Total current assets                                        7,147,939       3,934,274
                                                                    ------------    ------------

PROPERTY AND EQUIPMENT, Net                                            4,005,711       1,786,534
                                                                    ------------    ------------

OTHER ASSETS:
  Patent and distribution rights, net of accumulated
    amortization of $2,459,757 and  $2,130,381 at
    December 31, 1996 and 1995, respectively                           1,303,121       1,632,497
  Goodwill                                                             2,503,655       2,396,380
  Other intangibles, less accumulated amortization
    of $82,161 and $45,645 at
    December 31, 1996 and 1995, respectively                             254,996         291,512
                                                                    ------------    ------------

           Total other assets                                          4,061,772       4,320,389
                                                                    ------------    ------------

TOTAL ASSETS                                                        $ 15,215,422    $ 10,041,197
                                                                    ============    ============

CURRENT LIABILITIES:
  Accounts payable                                                  $  3,005,577    $  1,701,578
  Accrued expenses                                                     1,213,964         539,313
  Other liabilities                                                      396,418         288,651
  Current portion of long-term debt                                      262,779         237,811
                                                                    ------------    ------------

           Total current liabilities                                   4,878,738       2,767,353

LONG-TERM DEBT                                                         1,554,161         844,333

DEFERRED INCOME TAXES                                                    161,926          53,672

MINORITY INTEREST                                                        202,120
                                                                    ------------    ------------

           Total liabilities                                           6,796,945       3,665,358
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:
  Convertible Series A Preferred Stock, $1.00 par value -
    authorized, 3,250,000 shares; issued and outstanding
    2,490,000 and 2,890,000 shares in 1996 and 1995, respectively      2,490,000       2,890,000
  Convertible Series B Preferred Stock $0.01 par value
    authorized, issued and outstanding $531,915 and $0 1996
    and 1995, respectively                                                 5,319
  Common Stock, $0.001 par value - authorized,
    50,000,000 shares; issued and outstanding, 15,531,200
    and 13,208,552 shares in 1996 and 1995, respectively                  15,531          13,208
  Additional paid-in capital                                          21,314,678      14,843,992
  Accumulated deficit                                                (15,658,464)    (11,362,545)
  Foreign currency translation adjustment                                251,413          (8,816)
                                                                    ------------    ------------

           Total stockholders' equity                                  8,418,477       6,375,839
                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 15,215,422    $ 10,041,197
                                                                    ============    ============

See notes to consolidated financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                             1996             1995             1994
SALES                                                   $ 11,314,141      $ 3,239,566      $   578,463

COST OF SALES                                              9,136,286        2,468,843          387,547
                                                        ------------      -----------      -----------

GROSS PROFIT                                               2,177,855          770,723          190,916

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               4,413,365        2,638,116        2,571,865

RESEARCH AND DEVELOPMENT COSTS                               938,719          600,529          522,495

DEPRECIATION AND AMORTIZATION                              1,009,746          574,293          377,592
                                                        ------------      -----------      -----------

LOSS FROM OPERATIONS                                      (4,183,975)      (3,042,215)      (3,281,036)

INTEREST EXPENSE, NET                                         20,223          267,176           91,554

MINORITY INTEREST                                             (9,711)
                                                        ------------      -----------      -----------

LOSS BEFORE INCOME TAX EXPENSE                            (4,194,487)      (3,309,391)      (3,372,590)

INCOME TAX EXPENSE                                           101,432           10,543
                                                        ------------      -----------      -----------

NET LOSS                                                  (4,295,919)      (3,319,934)      (3,372,590)

DEDUCT EFFECT OF 10% CUMULATIVE PREFERRED DIVIDENDS          373,924          313,854          324,185
                                                        ------------      -----------      -----------

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS              $ (4,669,843)     $(3,633,788)     $(3,696,775)
                                                        ============      ===========      ===========
LOSS PER COMMON SHARE                                   $      (0.31)     $     (0.39)     $     (0.51)
                                                        ============      ===========      ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                14,873,518        9,311,059        7,258,725
                                                        ============      ===========      ===========


See notes to consolidated financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                          SERIES A                   SERIES B
                                                                                       PREFERRED SHARES           PREFERRED SHARES
                                                            COMMON SHARES          --------------------------  ---------------------
                                                         NUMBER       AMOUNT         NUMBER        AMOUNT        NUMBER      AMOUNT

BALANCE, JANUARY 1, 1994                                6,160,991    $  6,161      3,000,000  $   3,000,000

  Shares issued to employees                               25,000          25
  Shares issued for professional services                  31,289          31
  Shares issued as commitment fee                          75,000          75
  Common shares issued for cash                         1,224,133       1,224
  Shares issued for acquisition of subsidiary             140,000         140
  Preferred shares issued for cash                                                   250,000        250,000
  Net loss
  Foreign currency translation adjustment
                                                       ----------    --------      ---------  -------------    ---------     -------

BALANCE, DECEMBER 31, 1994                              7,656,413       7,656      3,250,000      3,250,000

  Shares issued in private placement (net of
    issuance cost)                                      2,750,000       2,750
  Conversion of note payable to common shares
    (net of write-off of deferred finance costs)        2,025,000       2,025
  Shares issued to pay expenses and fees                  230,472         230
  Conversion of preferred shares to common shares         480,000         480       (360,000)      (360,000)
  Exercise of warrants                                     66,667          67
  Net loss
  Foreign currency translation adjustment
                                                       ----------    --------      ---------  -------------    ---------     -------

BALANCE, DECEMBER 31, 1995                             13,208,552      13,208      2,890,000      2,890,000

  Preferred shares issued for cash                                                                               531,915     $5,319
  Exercise of options                                     384,000         384
  Shares issued to pay expenses and fees                    5,983           6
  Conversion of preferred shares to common shares         533,334         534       (400,000)      (400,000)
  Exercise of warrants (net of costs)                   1,399,331       1,399
  Net loss
  Foreign currency translation adjustment
                                                       ----------    --------      ---------  -------------    ---------     -------

BALANCE, DECEMBER 31, 1996                             15,531,200    $ 15,531      2,490,000  $   2,490,000      531,915     $5,319
                                                       ==========    ========      =========  =============    =========     =======

                                                                                              FOREIGN
                                                                                              CURRENCY           TOTAL
                                                       ADDITIONAL           ACCUMULATED     TRANSLATION      STOCKHOLDERS'
                                                     PAID-IN CAPITAL          DEFICIT        ADJUSTMENT          EQUITY
BALANCE, JANUARY 1, 1994                             $   3,310,476        $  (4,670,021)      $    (492)       $ 1,646,124

  Shares issued to employees                                32,475                                                  32,500
  Shares issued for professional services                   46,907                                                  46,938
  Shares issued as commitment fee                          104,925                                                 105,000
  Common shares issued for cash                          1,431,575                                               1,432,799
  Shares issued for acquisition of subsidiary              279,860                                                 280,000
  Preferred shares issued for cash                                                                                 250,000
  Net loss                                                                   (3,372,590)                        (3,372,590)
  Foreign currency translation adjustment                                                        (2,632)            (2,632)
                                                     -------------        -------------       ---------        -----------

BALANCE, DECEMBER 31, 1994                               5,206,218           (8,042,611)         (3,124)           418,139

  Shares issued in private placement (net of
    issuance cost)                                       4,877,250                                               4,880,000
  Conversion of note payable to common shares
    (net of write-off of deferred finance costs)         3,909,630                                               3,911,655
  Shares issued to pay expenses and fees                   424,774                                                 425,004
  Conversion of preferred shares to common shares         359,520
  Exercise of warrants                                      66,600                                                  66,667
  Net loss                                                                   (3,319,934)                        (3,319,934)
  Foreign currency translation adjustment                                                        (5,692)            (5,692)
                                                     -------------        -------------       ---------        -----------

BALANCE, DECEMBER 31, 1995                              14,843,992          (11,362,545)         (8,816)         6,375,839

  Preferred shares issued for cash                       2,494,681                                               2,500,000
  Exercise of options                                      255,136                                                 255,520
  Shares issued to pay expenses and fees                    23,926                                                  23,932
  Conversion of preferred shares to common shares          399,466
  Exercise of warrants (net of costs)                    3,297,477                                               3,298,876
  Net loss                                                                   (4,295,919)                        (4,295,919)
  Foreign currency translation adjustment                                                       260,247            260,247
                                                     -------------        -------------       ---------        -----------

BALANCE, DECEMBER 31, 1996                           $  21,314,678        $ (15,658,464)      $ 251,413        $ 8,418,477
                                                     =============        =============       =========        ===========


See notes to consolidated financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                 1996             1995             1994
OPERATING ACTIVITIES:
  Net loss                                                                   $(4,295,919)     $(3,319,934)     $(3,372,590)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Expenses paid with common stock                                               23,932          425,004          184,438
    Depreciation and amortization                                              1,009,746          574,293          377,592
    Minority interest and gain on sale of fixed assets                          (10,375)
    Changes in assets and liabilities, net of effects from acquisitions of businesses, which provided (used) cash:
    Accounts receivable                                                       (1,381,262)         536,394         (174,860)
    Due from related parties                                                      40,676            1,429          (76,206)
    Inventories                                                               (1,136,800)         247,262          (76,391)
    Prepaid expenses and other current assets                                   (168,520)          (8,549)         (50,900)
    Accounts payable                                                           1,192,893         (185,067)         264,093
    Accrued expenses                                                             669,632         (207,513)        (187,775)
    Other liabilities                                                            216,021           43,237           41,444
                                                                             -----------      -----------      -----------
           Net cash used in operating activities                              (3,839,976)      (1,893,444)      (3,071,155)
                                                                             -----------      -----------      -----------

INVESTING ACTIVITIES:
  Fixed assets acquired                                                       (1,997,071)        (442,438)        (168,343)
  Proceeds from sale of fixed assets                                              23,033
  Acquisition of businesses, net of cash acquired                               (767,869)      (3,172,528)         (57,156)
  Cost of patent acquired                                                                          (8,000)         (44,914)
                                                                             -----------      -----------      -----------

           Net cash used in investing activities                              (2,741,907)      (3,622,966)        (270,413)
                                                                             -----------      -----------      -----------

FINANCING ACTIVITIES:
  Deferred financing cost                                                                                          (90,778)
  Repayment to stockholders                                                                       (74,912)         (41,863)
  Proceeds from long-term debt                                                 1,511,127
  Payment of long-term debt                                                   (1,126,377)        (145,719)         (89,015)
  Proceeds from notes payable - stockholder                                                     2,250,000        1,800,000
  Proceeds from sale of common stock/warrants/options                          3,554,396        4,946,667        1,432,799
  Proceeds from sale of preferred stock                                        2,500,000                           250,000
                                                                             -----------      -----------      -----------

           Net cash provided by financing activities                           6,439,146        6,976,036        3,261,143
                                                                             -----------      -----------      -----------

EFFECT OF EXCHANGE RATE ON CASH                                                  260,229           (5,692)          (2,632)
                                                                             -----------      -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 117,492        1,453,934          (83,057)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   1,522,075           68,141          151,198
                                                                             -----------      -----------      -----------

CASH AND CASH  EQUIVALENTS, END OF YEAR                                      $ 1,639,567      $ 1,522,075      $    68,141
                                                                             ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Interest paid                                                              $   107,027      $    26,683      $    60,290

  Income taxes paid                                                          $    55,635

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Issuance of common stock for:
    Conversion of note payable to common shares                                               $ 4,050,000
    Acquisition of subsidiary                                                                                  $   280,000
    Exchange for services and other fees                                     $    23,932      $   114,840      $   184,438
    Payment of interest                                                                       $   310,164
    Conversion of preferred shares to common shares                          $   400,000      $   360,000


See notes to consolidated financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

      1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            A. ORGANIZATION - EPL Technologies, Inc. (the "Company") is engaged in the development, manufacture and marketing of proprietary processing aids and packaging technologies and related scienctific services that facilitate the maintenance of the quality and integrity of fresh produce.

            B. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of EPL Technologies, Inc. and its majority and wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

            C. CASH AND CASH EQUIVALENTS - The Company considers all short-term investments with a maturity of three months or less to be cash equivalents.

            D. ACCOUNTS RECEIVABLE - Accounts receivable are shown net of allowance for doubtful accounts of $153,037 and $143,210 as of December 31, 1996 and 1995, respectively.

            E. INVENTORIES - Inventories are stated at the lower of cost or net realizable value. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method (Note 3).

            F. PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization is calculated on the straight-line method, based upon the estimated useful lives of the assets which are as follows:

                    Production and laboratory equipment   5-10 years

                    Machinery and office equipment        3-7 years

                    Leasehold improvements                The term of the lease or
                                                          the estimated life of the asset,
                                                          whichever is shorter.

                    Motor Vehicles                        3-4 years

                    Buildings                             40 years

            G.    OTHER ASSETS -

                        GOODWILL (NOTE 6) - Goodwill related to the acquisition of certain subsidiaries is being amortized on a straight-line basis over 10 years

                        DISTRIBUTION RIGHTS (NOTE 5) - Are being amortized on a straight-line basis over the ten-year life of the distribution rights agreement.

                        PATENTS (NOTE 5) - Are being amortized on a straight-line basis over the life of the patent. Initially, costs related to new patents are expensed as incurred. However, once a patent has been confirmed to patent pending status, then the direct incremental cost is capitalized and amortized over the estimated useful life of the patent.

                        OTHER INTANGIBLES (NOTE 6) - Other intangibles which consist of trademarks, formulations and non-compete agreements are being amortized on a straight-line basis over 5 to 10 years.

     H. INCOME TAXES - The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS No. 109). SFAS No. 109 requires that deferred income taxes reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial report amounts using the enacted marginal rate in effect for the year in which the differences are expected to reverse.

     I. REVENUE RECOGNITION - Revenues are recognized either at the time of shipment to customers or, for inventory held at customers' facilities, at the time the product is utilized in the customers' processing operations.

     J. FOREIGN CURRENCY TRANSLATION ADJUSTMENT - The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52. All balance sheet accounts have been translated using the current exchange rate at the balance sheet date. Income statement amounts have been translated using the average rate for the year. The profit or loss resulting from the change in exchange rates has been reported separately as a component of stockholders' equity.

     K. RECLASSIFICATIONS - Certain reclassifications have been made to the 1995 consolidated financial statements in order to conform with the 1996 presentation.

     L. USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     M. LONG LIVED ASSETS - The Company evaluates the carrying value of its long lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the carrying value and fair value.

     N. STOCK-BASED COMPENSATION - During the year ended December 31, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. See Note 11 for pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

    2.  OPERATIONS

    The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support the Company's cost structure. The nature of the processing aid business is such that fresh cut produce processors and other third-party users supplying retail markets require extensive on site, and, in certain cases, independent testing prior to utilizing the Company's product in their production. This results in an extended sales process. Management believes that this process is the basis for developing sustainable growth in revenues which will enable the Company to achieve profitable operations.

         The Company's management believe that cash flows from operations, together with its current resources (including cash received in the recent private placement, see Note 18) and with the availability of financing from other sources, will allow the Company to maintain adequate financing for the next year.

     3.  INVENTORIES

          Inventories consisted of the following:


                                             DECEMBER 31,
                                     -------------------------
                                        1996            1995



Raw materials and supplies           $  938,050       $361,252
Finished goods                        1,000,769        200,003
                                     ----------       --------

    Total inventories                $1,938,819       $561,255
                                     ==========       ========

     4.  PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                                                        DECEMBER 31,
                                                                              ------------------------------
                                                                                  1996               1995
Production and laboratory equipment                                           $ 3,489,187        $   868,128
Machinery and office equipment                                                    243,213            233,315
Leasehold improvements                                                             26,099             24,099
Motor vehicles                                                                     88,251            143,645
Buildings                                                                         814,154            731,247
                                                                              -----------        -----------

    Total property and equipment                                                4,660,904          2,000,434
Accumulated depreciation and amortization                                        (655,193)          (213,900)
                                                                              -----------        -----------

Property and equipment (net)                                                  $ 4,005,711        $ 1,786,534
                                                                              ===========        ===========

    Depreciation expense was $384,902, $121,929, and $33,945 for the years ended December 31, 1996, 1995 and 1994, respectively.

5.  PATENTS AND DISTRIBUTION RIGHTS

    The Company owns the exclusive right to establish the worldwide sales, marketing and distribution network for the food processing products of Agra Research, Inc. for a period of ten years. The Company issued 3,061,312 restricted shares of common stock for these product rights at a value of $0.75 per share for a total of $2,295,984. The asset is being amortized on a straight-line basis over the ten-year life of the distribution rights agreement. Distribution rights, net, totaled $229,599 and $459,197 as of December 31, 1996 and 1995, respectively.

    In connection with the acquisition of Agra Research, Inc. on December 31, 1992, the purchase cost was allocated primarily to patents acquired. The patent was formally approved in June 1990, and, therefore, the patent value is being amortized over the remaining fourteen and one half years of its life commencing January 1, 1993. Patents, net totaled $1,073,522 and $1,173,299 as of December 31, 1996 and 1995, respectively.

6.  ACQUISITIONS


    On April 19, 1996, the Company acquired substantially all of the tangible and intangible assets of Pure Produce, a Massachusetts general partnership, through a wholly-owned subsidiary, Pure Produce, Inc., a Massachusetts corporation. The total cost of the acquisition was approximately $150,000. Pure Produce is in the business of providing companies in the food industry, especially those involved with fresh and minimally processed produce, with analysis, protocols and plans relating to food and quality assurance programs including microbial testing.

    In July 1996, the Company acquired, through a wholly-owned UK subsidiary (EPL Flexible Packaging Limited ("EPL Flexible")), some of the fixed assets located at Gainsborough, Lincolnshire, UK, of a division of Printpack
    Europe (St. Helens) Limited ("Printpack St. Helens"). EPL Flexible also assumed a real estate lease and offered employment to some of the employees of Printpack St. Helens. The total net consideration paid was $1,286,500. This company specializes in the printing of flexible packaging films serving primarily the snack food industry.

    In July 1996, the Company formed a wholly-owned US subsidiary, Crystal Specialty Films, Inc., to acquire the assets and assume some of the liabilities of Crystal Plastics, Inc., based in Illinois. Crystal uses "K" resin and polystyrene resins to manufacture a range of proprietary films for a variety of applications. After an initial payment of approximately $400,000, an additional amount of $267,000 is payable in quarterly installments over two years, with a final payment based on the performance of the business over the next two years. Crystal serves as the site for proprietary gas flame perforation equipment which the Company has had custom-built in the UK and which is planned to be the basis for penetration of the US film perforation market.

    In addition, also in July 1996, the Company formed Newcorn Co. LLC, a jointly-owned limited liability company in which the Company owns 51% equity interest. The Company's partner is Underwood Ranches ("Underwood"), the trade name of Agricultural Innovation and Trade, Inc. The new company will utilize the Company's proprietary processing aid and packaging technologies and Underwood's existing corn processing and distribution capabilities to develop a year-round, national, value-added market for fresh corn products.

    The pro forma effects on the above acquisitions were not significant in 1996.

    On September 19, 1995 the Company acquired all of the issued and outstanding share capital of Bakery Packaging Services Limited ("BPS"), an English company, through a wholly owned subsidiary of the Company, EPL Technologies (Europe) Limited, also an English Company. BPS is based in the northwest of England and is in the business of the manufacture and sale of packaging materials, principlly perforated packaging materials, used by leading companies in the fresh cut produce and institutional bakery industries, which the Company intends that BPS continue. BPS also produces wax-coated packaging used principally in the confectionery industry, which also is intended to continue. The total purchase price (including acquisition costs) was approximately $3,251,000. The acquisition has been accounted for under the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill of approximately $2,456,000 which is being amortized over 10 years.

    The results of BPS have been included with those of the Company since the date of the acquisition. Pro Forma unaudited consolidated operating results of the Company and BPS for the year ended December 31, 1995, assuming the acquisition had been made as of January 1, 1995, are summarized below:

     Sales                       $ 8,149,255

     Net loss                     (3,281,953)

     Loss per common share             (0.35)

7.  INCOME TAXES

    The provision for income taxes for the year ended December 31, 1996 and 1995 consists of deferred foreign income tax of $101,432 and $10,543, respectively. There was no federal or state benefit provided for domestic losses as a 100% valuation allowance was recorded based on management's assessment that realization was not likely. In addition, there was no foreign benefit provided for certain foreign losses as a 100% valuation allowance was recorded based on management's assessment that realization was not likely. The tax rate on other foreign income was less than the U.S. rate.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and is a summary of the significant components of the Company's deferred federal tax assets and liabilities:

                                                        1996               1995               1994
                                                        ----               ----               ----
Deferred Tax Asset
  Other assets                                      $    31,340        $    49,414        $    11,488
  Operating loss carryforwards                        4,552,532          3,396,572          2,292,211
                                                    -----------        -----------        -----------

  Gross deferred tax asset                            4,583,872          3,445,986          2,303,699

  Valuation allowance                                (4,570,246)        (3,338,968)        (2,195,845)
                                                    -----------        -----------        -----------

           Deferred tax asset                            13,626            107,018            107,854
                                                    -----------        -----------        -----------

Deferred Tax Liability
  Fixed assets                                           13,626            160,690            107,854
  Foreign liability                                     161,926
                                                    -----------        -----------        -----------

  Deferred tax liability                                175,552            160,690            107,854
                                                    -----------        -----------        -----------

NET DEFERRED TAX LIABILITY                          $   161,926        $    53,672        $
                                                    ===========        ===========        ===========

For income tax reporting purposes, the Company has net operating loss carryforwards as follows:

                                       NET
                                  OPERATING LOSS
                                  CARRYFORWARDS            EXPIRATION
                                       U.S.                  DATE
Net Operating Loss 4/30/88       $    75,031                 2003
Net Operating Loss 4/30/89           269,949                 2004
Net Operating Loss 4/30/90           203,605                 2005
Net Operating Loss 4/30/91            42,024                 2006
Net Operating Loss 12/31/92          262,926                 2007
Net Operating Loss 12/31/93        2,301,851                 2008
Net Operating Loss 12/31/94        3,159,453                 2009
Net Operating Loss 12/31/95        3,182,663                 2010
Net Operating Loss 12/31/96        3,892,298                 2011
                                 -----------

                                 $13,389,800
                                 ===========

    A change in fiscal year caused the $262,926 of U.S. loss for the period ended December 31, 1992 to be utilized ratably over a six-year period. The Company's ability to utilize the U.S. net operating loss carryover amounts disclosed above may be significantly limited under U.S. Internal Revenue Code ("IRC") Section 382 as a result of various changes affecting the Company's capital structure during 1996 and prior years.

    8.  LONG-TERM DEBT

                                                            December 31,
                                                     -------------------------
                                                          1996        1995
Mortgage loan                                                     $  465,600
Directors' pension fund loan                                         465,600
Bank term loan                                        $1,387,125
Notes payable                                            233,625
Capital leases                                           196,190     150,944
                                                      ----------  ----------

                                                       1,816,940   1,082,144
Less current portion                                     262,779     237,811
                                                      ----------  ----------

Long-term debt                                        $1,554,161  $  844,333
                                                      ==========  ==========

    In 1996, the Company refinanced the mortgage loan and Directors' pension fund loan by EPL Technologies (Europe) Limited ("EPL Europe") entering into a bank term loan agreement. The bank term loan matures over the next seven years and carries an interest rate ranging from 2% to 2-1/4% over the Bank of Scotland Base Rate, which base rate at December 31, 1996 was 6%. EPL Europe also entered into a line of credit with the Bank of Scotland for approximately $514,000 which bears interest of 2-1/2% over bank base rate. Both the term loan and the line of credit are collaterallized by the assets of BPS.

    In conjunction with the acquisition of some of the assets of Crystal Plastics, Inc., (Note 6), the Company entered into a $267,000 note payable with the prior owner. The note is payable in 8 quarterly principal installments of $33,375 through June 1998 with additional consideration based on the performance of the business over the next two years and bears an interest rate of 8%.

    Other debt relates to capital leases that bear interest rates from 5.9% through 13.0%, with varying monthly principal and interest payments.

    At December 31, 1996, aggregate annual maturities of long-term debt were as follows:

      YEAR ENDING DECEMBER 31,

      1997                             $  262,779
      1998                                325,926
      1999                                200,735
      2000                                205,500
      2001                                222,625
      Thereafter                          599,375
                                       ----------

                                       $1,816,940
                                       ==========

9. CONVERTIBLE PREFERRED STOCK

    The Series A Preferred Stock, (the "Series A Stock") which has been issued up to its authorized limit of 3,250,000, was issued at a price of $1.00 per share with each share, of Series A Stock carrying the option to convert into common shares at a rate of $0.75 per share. The Series A Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series A Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares ($0.75 per share) at the Company's option (dividends in arrears at December 31, 1996 and 1995 totaled $1,100,716 and $837,237, respectively.) During 1996, shareholders holding 400,000 shares of Series A Stock elected to exercise their right of conversion, leaving 2,490,000 shares of Stock outstanding at December 31, 1996. In addition, 20% of the common stock conversion option carries detachable warrants at a price of $1.00 per warrant. During 1996 and 1995, 24,667 and 66,667 warrants were exercised, respectively, leaving 238,532 unexercised at December 31, 1996.

    At the Annual Meeting of the Company held on July 22, 1996, the shareholders of the Company authorized the issuance of up 2,000,000 shares of Board Designated Preferred Stock. On July 23, 1996, the Company issued 531,915 of these shares, designated as Series B Preferred Stock (the "Series B
    Stock"). The Series B Stock contains the option to convert into shares of Common Stock at the rate of $4.70 per share and carries equal voting rights to the shares of Common Stock, based on the underlying number of shares of Common Stock after conversion. The Series B Stock carries a dividend rate of 10% per annum, payable in cash and/or shares at the Company's option. Gross proceeds to the Company were $2,500,000. The outstanding dividends on the Series B Stock at December 31, 1996 totaled $110,445.

10. COMMON STOCK

    During 1996 the Company issued a total of 2,322,648 shares of Common Stock. A total of 1,399,331 shares were issued from the exercise of warrants, resulting in net proceeds to the Company of $3,298,876. A total of 384,000 shares were issued from the exercise of options, resulting in net proceeds to the Company of $255,520. A total of 533,334 shares were issued on conversion of the Series A Preferred Stock. A further 5,983 shares were issued in a non-public transaction as payment for professional services resulting in expense of $23,932.

    During 1995, the Company issued a total of 5,552,139 shares of common stock. In September 1995, the Company completed a private placement transaction of 2,750,000 restricted shares of its common stock (the "Offering"), par value $0.001 per share, at a price of $2.00 per share, to raise gross proceeds of $5,500,000. Proceeds were used for the acquisition of BPS (see Note 6) and for working capital. Expenses associated with the Offering were $620,000, which were charged against additional paid-in capital. Furthermore, the Company issued 2,025,000 shares of Common Stock in the conversion of a note payable. A total of 46,500 shares were issued as a commitment fee for a line of credit from a corporate shareholder, resulting in the capitalization of deferred finance costs totaling $77,459. A further 21,361 shares were issued as compensation to employees and as payment for professional services resulting in expense of $37,381, both in a non-public transaction. In connection with the

    Offering, warrants for a total of 55,000 shares of Common Stock, exercisable at $2.00 per share up to October 1998, were issued in October 1995.

    At December 31, 1996, the Company had 393,532 warrants outstanding to purchase shares of Common Stock at between $1.00 and $2.00 per share, which if exercised would provide the Company with gross proceeds of approximately $548,000. In addition, the company had 3,295,000 options outstanding to purchase shares of Common Stock at an weighted average price of $3.01 per share, which if exercised would provide the Company with gross proceeds of approximately $9,900,000.

11. STOCK OPTION PLANS

    The 1994 Stock Incentive Plan (the "1994 Plan") originally provided for up to 1,500,000 shares of unissued Common Stock to be made available for the granting of options. This was approved by shareholders on July 21, 1994. On July 22, 1996, shareholders approved an increase in the number of shares available for the granting of options under the 1994 Plan to 3,000,000. On December 31, 1996 and 1995, 665,500 and 625,500 shares, respectively, were available for grant.

    Information regarding these plans is as follows:

                                                                  WEIGHTED
                                                                  AVERAGE
                                                       SHARES     EXERCISE
                                                    UNDER OPTION   PRICE
Outstanding and Exercisable at December 31, 1993       1,070,000   $0.69

Activity for the Year Ended December 31, 1994
  Expired/Canceled                                       (40,000)  $3.25
                                                       ---------

Outstanding and Exercisable at December 31, 1994       1,030,000   $0.60

Activity for the Year Ended December 31, 1995
  Granted                                                874,500   $1.84
  Expired                                                (30,000)  $4.62
                                                       ---------

Outstanding and Exercisable at December 31, 1995       1,874,500   $1.12

Activity for the Year Ended December 31, 1996
  Granted                                              1,805,000   $4.47
  Exercised                                             (384,000)  $0.67
                                                       ---------

Outstanding and Exercisable at December 31, 1996       3,295,500   $3.01
                                                       =========   =====

    The options expire between March 10, 1998 and December 4, 2001. Of the above options, 345,000 options issued during 1996 were issued outside of the 1994 Plan.

    The estimated fair value of options granted during 1996 and 1995 ranged between $2.93 - $6.31 and $1.73 - $1.98 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share for the years ended December 31, 1996 and 1995 would have been increased to the pro forma amounts indicated below:

                                                       1996                 1995
Net loss available for common shareholders
  As reported                                    $    4,669,843       $    3,633,788
  Pro forma                                      $   11,041,398       $    5,224,529

Net loss per common share
  As reported                                    $         0.31       $         0.39
  Pro forma                                      $         0.74       $         0.56

    The fair value of options granted under the company's stock option plans during 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing mode with the following assumptions used: no dividend yield, expected volatility ranging from 88% - 224%, risk free interest rate ranging from 5.6% - 6.91%, and expected lives of 5 years.
    Pro forma compensation cost of options granted under the 1994 Plan is measured based on the discount from market value. The pro forma effect on net income for 1995 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

12. NET LOSS PER COMMON SHARE

    Net loss per common share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares and common share equivalents outstanding during the period. Outstanding options, convertible preferred stock and stock warrants were determined to be antidilutive for the years ended December 31, 1996, 1995 and 1994, as applicable, and were therefore excluded from the per share calculations.

13. COMMITMENTS

    The Company has entered into various leases for facilities, vehicles and equipment. At December 31, 1996, future minimum lease payments were as follows:

        YEAR ENDED DECEMBER 31,

                                       CAPITALIZED    OPERATING
                                         LEASES          LEASES
        1997                            $ 39,020       $  425,559
        1998                              40,689          399,877
        1999                               7,789          312,539
        2000                                              264,972
        2001                                              264,440
                                        --------          -------

        Future Minimum Lease Payments   $ 87,498       $1,667,387
                                        ========       ==========

    Rental expense for operating leases amounted to $224,461, $162,559 and $119,022 for the years ended December 31, 1996, 1995 and 1994, respectively.

    The Company has entered into agreements for services with certain executive officers, which currently will expire, if not renewed, in 1997. In addition to a base salary, certain other benefits are provided.

14. RELATED PARTY TRANSACTIONS

    The Company purchased certain raw materials from Jungbunzlauer Inc., a subsidiary of a shareholder, in the amount of $35,280 and $35,760 for the years ended December 31, 1996 and 1995, respectively.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of cash and cash equivalents, accounts receivable, due from related parties and accounts payable approximate fair value because of the short maturities of these items.

    Interest rates that are currently available to the company for issuance of long-term debt (including current maturities) with similar terms and remaining maturities are used to estimate fair value for long-term debt. The estimated fair value of the long-term debt approximates its carrying value.

    The fair values are based on pertinent information available to the management as of respective year ends. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ from amounts presented herein.

16. CUSTOMER CONCENTRATION

    In 1996, one customer accounted for 13% of annual revenues and in 1995, no customers accounted for 10% or more of annual revenues. Two customers represented 35% of revenues for the year ended December 31, 1994.

17. INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

    The Company develops, manufactures, and markets proprietary technologies designed to maintain the integrity of fresh produce. These products fall into two major classifications; processing aids and packaging materials. Processing aids are sold primarily in the United States with smaller amounts also sold in Canada, while packaging materials are marketed in North America, United Kingdom and, to a lesser extent, Continental Europe.

                                                            1996              1995              1994
SALES
  Domestic Operations:
    Processing aids                                   $  1,326,669       $   472,747       $   345,795
    Packaging materials                                  1,716,984           868,229           232,668
            Total Domestic                               3,043,653         1,340,976           578,463

  United Kingdom Operations - packaging materials        8,270,488         1,898,590
                                                      ------------       -----------       -----------

            Total                                      $11,314,141       $ 3,239,566       $   578,463
                                                      ============       ===========       ===========

NET (LOSS) INCOME FROM OPERATIONS
  Domestic Operations:
    Processing aids                                   $ (2,700,793       $(2,661,480       $(3,289,917)
    Packaging materials                                 (1,552,376)         (385,663)            8,881
                                                      ------------       -----------       -----------
           Total Domestic                               (4,253,169)       (3,047,133)       (3,281,036)

  United Kingdom Operations - packaging materials           69,194             4,918
                                                      ------------       -----------       -----------
          Total                                       $ (4,183,975)      $(3,042,215)       $(3,281,036)
                                                      ============       ===========       ===========

TOTAL ASSETS
  Domestic Operations:
    Processing aids                                     $2,876,117        $3,061,720        $2,673,450
    Packaging materials                                  2,149,822           657,357           515,295
                                                      ------------       -----------       -----------
          Total Domestic                                 5,025,939         3,719,077         3,188,745

  United Kingdom Operations - packaging materials       10,189,483         6,322,120
                                                      ------------       -----------       -----------

          Total                                       $ 15,215,422       $10,041,197       $ 3,188,745
                                                      ============       ===========       ===========

DEPRECIATION AND AMORTIZATION EXPENSE
   Domestic Operations:
      Processing aids                                 $    434,313       $   432,135       $   368,131
      Packaging materials                                  117,543            43,172             9,461
                                                      ------------       -----------       -----------
          Total Domestic                                   551,856           475,307           377,592

  United Kingdom Operations - packaging materials          459,890            98,986
                                                      ------------       -----------       -----------

          Total                                       $  1,009,746       $   574,293       $   377,592
                                                      ============       ===========       ===========

CAPITAL EXPENDITURES
  Domestic Operations:
      Processing aids                                 $     92,858       $   127,471       $   168,343
      Packaging materials                                    4,994            75,989
                                                      ------------       -----------       -----------
         Total Domestic                                     94,852           203,460           168,343

  United Kingdom Operations - packaging materials        1,899,219           238,978
                                                      ------------       -----------       -----------

         Total                                        $  1,997,071       $   442,438       $   168,343
                                                      ============       ===========       ===========

    18. SUBSEQUENT EVENTS

    Subsequent to the year end, in March 1997, the Company executed a letter of intent containing its conditional offer to acquire a specialty packaging business, based in Europe with sales revenue of approximately $7,500,000 and net assets of approximately $6,300,000. The Company believes that this would complement its existing European operations and advance its strategic plan of products and services it should be offering. The expected purchase price will be based on the net asset value of the business at the date of acquisition, as adjusted by an agreed reduction in the book value of certain assets. The offer is subject to the preparation, negotiation, and execution of an agreement of definitive documentation and the Company's due diligence. Such negotiation and investigations are continuing. There can, however, be no assurance that such negotiations and due diligence will be satisfactory or that this transaction will be in fact consummated.

    In addition, also in March 1997, the Company received subscriptions of $1.0 million in connection with a private placement of common and Board Designated Preferred Stock. Further subscriptions for this limited private placement are expected shorlty from other existing offeree shareholders, although there can be no assurance that any further subscription will in fact be received.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The Board of Directors and executive officers of the Company are as follows:

     NAME                             AGE     POSITION WITH THE COMPANY AND AFFILIATE
     Paul L. Devine                   42      Chairman of the Board of Directors,
                                              President, Chief Executive Officer
     Timothy B. Owen                  38      Treasurer and Secretary
     Shawn J. Collins                 41      Controller - U.S. Operations
     Derrick W. Lyon                  54      Chief Executive Officer - EPL
                                              Technologies (Europe) Limited
     Dr. William R. Romig             51      Vice President - Research and
                                              Development
     Karen A. Penichter               43      Vice President - Sales
     Anthony E. Kendall               54      Chief Executive Officer of Bakery
                                              Packaging Services Ltd. and EPL
                                              Flexible Packaging Ltd.
     Joel Longstreath                 44      President of Respire Films, Inc.
     Robert D. Mattei (1)(2)          58      Member of the Board of Directors
     Dr. Rainer G. Bichlbauer (1)(2)  57      Member of the Board of Directors
     William J. Hopke(1)(2)(3)        41      Member of the Board of Directors

    (1)     Member of the Audit Committee

    (2)     Member of the Compensation Committee

    (3)     Resigned December 1996

    Paul L. Devine. Mr. Devine was appointed Chairman and Chief Executive Officer of the Company in March 1992. From 1989 to 1992, Mr. Devine was involved as a business consultant in the identification and targeting of acquisitions for various public companies. During this time, he also served as a director and chief executive officer of various companies, including three United Kingdom (U.K.) subsidiaries of Abbey Home Healthcare, Inc., a U.S. public health care group. Prior to this, he was the Chief Executive of Leisure Time International, PLC from 1986 to 1989. From 1981 until 1986, he worked for a U.K. clearing bank and prior to that was a research graduate at London University spending time both teaching and lecturing. He is a graduate of London University and holds Bachelors and Masters degrees in curriculum research. Throughout his business career, he has been intimately involved in the design and implementation of new product strategies, both in financial services and health/hygiene services.

    Timothy B. Owen. Mr. Owen was appointed Secretary and Treasurer in October 1996 having been European Financial Controller of the Company since 1995. From 1992 until 1995 Mr. Owen performed financial and accounting services for the Company as an independent consultant. From 1990 to 1993, Mr. Owen served as chief financial officer and secretary of various companies, including three U.K. subsidiaries of Abbey Home Healthcare, Inc. Prior to this, from 1986 to 1990, he was a financial controller for the Foseco Group Plc, holding both corporate and operational positions. Mr. Owen qualified as a chartered accountant with Touche Ross & Co. (now Deloitte & Touche) in 1985. He is a graduate of Brunel University, and holds an Honors degree in economics.

    Shawn J. Collins. Mr. Collins joined the Company in July 1993 as Controller. He was appointed Treasurer in July 1994 and Secretary in October 1994 until October 1996. Prior to joining the Company, Mr. Collins served from 1988 to 1993, as Vice-President of a privately held environmental engineering/construction company. From 1978 to 1987, Mr. Collins was controller for a Philadelphia-based economic development corporation. Mr. Collins received his MBA from Drexel University and his B.S. degree in accounting from Villanova University.

    Derrick W. Lyon. Mr. Lyon was appointed Chief Operating Officer of Bakery Packaging Services Limited (BPS), following its acquisition by the Company in September 1995. Following the appointment of Mr. Anthony Kendall in August 1996, Mr. Lyon became Chief Executive Officer of EPL Technologies (Europe) Limited. From 1981 to 1995, Mr. Lyon was Managing Director and a founder shareholder of BPS. Prior to this, Mr. Lyon held senior management positions within Bernard Wardle & Co. Smurfit Limited, and W.R. Grace, where he has gained over 25 years experience in the printing and packaging industries. He holds a degree in mechanical engineering from City University, London, and Bachelors and Masters degrees in economics from St. John's College, Cambridge.

    Dr. William R. Romig. Dr. Romig was appointed Vice President of Research and Development to the Company in September of 1994. From 1988, Dr. Romig was first Senior Director of Vegetable Genetics and then Senior Director of Business Development and Director of Product Development for a joint venture with DuPont, for DNA Plant Technology Corporation. Prior to 1988, he worked for General Foods Corporation (Kraft) eventually attaining the highest technical position of Principal Scientist. Dr. Romig received his B.S. in Plant Pathology from Cornell University and his PhD from the University of Delaware. He has held positions of Adjunct Professor at several Universities and has lectured and published in the area of fresh, cut fruits and vegetables.

    Karen A. Penichter. Ms. Penichter joined the Company as Vice President Sales in March 1996. From 1986, Ms. Penichter worked for FMC Corporation - Food Ingredients Division in several sales management positions until attaining the position of Director of Sales in 1993. She worked as a Sales Representative and then Sales Manager for SCM Corporation - Durkee Foods Division until 1986. Ms. Penichter was employed by Thomas J. Lipton Company as a Food Technologist from 1978-1982. Ms. Penichter holds a BA in Biology from SUNY Binghampton and an MS in Food Technology from Rutgers University.

    Anthony P. Kendall. Mr. Kendall joined the Company as chief executive of BPS and EPL Flexible, subsidiaries of the Company in August 1996. From
    1970 to 1996, Mr. Kendall worked for the UCB group of Companies in various senior management positions. Most recently he was Managing Director of UCB Flexible Ltd., responsible for marketing their specialty packaging products in the UK and for Pepsico European contracts. He holds a B.S. degree in Mechanical Engineering from the University of London.

    From 1964 until 1970 he worked for Wiggins Teape Group reaching the position of Production Manager of their main factory in Cheshire.

    Joel Longstreth. Mr. Longstreth was appointed President of Respire Films, Inc., a subsidiary of the Company and a Pennsylvania corporation, following the acquisition of Respire Films, Inc., and Ohio Corporation ("RFI") on September 30, 1994. From 1991 to 1994 Mr. Longstreth was President and a founding shareholder of RFI.

    Robert D. Mattei. Mr. Mattei is an investor and entrepreneur. Mr. Mattei has been self-employed in various aspects of the food service industry for over 20 years. As a restaurateur, Mr. Mattei has developed, operated and sold many successful operations. Mr. Mattei currently owns three restaurants, and acts as an industry consultant primarily involved in the development of restaurant concepts. Mr. Mattei has been a member of the Board of Directors of the Company since February 1988 and was Secretary of the Company from February 1988 to March 1993.

    Dr. Rainer G. Bichlbauer. Dr. Bichlbauer was elected to the Board of Directors of the Company in July 1994. He currently serves as Director of Finance and Marketing of Jungbunzlauer Holding AG and Jungbunzlauer AG, and Chairman and President of Jungbunzlauer International AG, ("JI") all based in Basel, Switzerland. He is also Manager Director of Jungbunzlauer GmbH, based in Vienna, Austria, which post he has held since 1988. From 1981 to 1987, he was Chief Financial Officer of Elin Union, a state-owned electronics and electrical engineering conglomerate, based in Vienna. He has also held key positions within Royal Dutch Shell Group, in Austria, Germany, and the Netherlands. Dr. Bichlbauer received his Doctorate in law and political science from the University of Vienna. In March 1997, JI and Dr. Bichlbauer entered into a plea agreements with the US Justice Department, which are subject to US District Court approval in San Francisco, California, under which JI agreed to pay a $11.0 million fine and Dr. Bichlbauer agreed to plead guilty and pay a $150,000 criminal fine in connection with the Justice Department's investigation into the setting of prices worldwide for citric acid.

    William J. Hopke. Mr. Hopke has served as Vice President of Trilon Dominion Partners LLC since June 1995. Mr. Hopke served as Senior Vice President and Treasurer of Dominion Capital, Inc. and Assistant Treasurer - Finance of Dominion Resources, Inc. from April 1993 to June 1995. Mr. Hopke held the position of Vice President and Treasurer of Dominion Capital, Inc. and Assistant Treasurer-Finance of Dominion Resources, Inc. from 1988 to April 1993. Mr. Hopke joined Dominion Resources, Inc. in 1984. Mr. Hopke served as Director of Advanced Materials, Inc., Caldera Resources, Inc., Organogenesis, Inc., and Wilshire Technologies, Inc. Mr. Hopke was elected to the Board of Directors of the Company in March 1993. Mr. Hopke resigned for personal reasons from all of the above companies, including as a director of the Company, in December 1996 for personal reasons.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the aggregate cash compensation paid by the Company for the year ended December 31, 1996 for services rendered in all capacities to each of the Company's most highly compensated executive officers whose aggregate cash compensation for that period exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM COMPENSATION
                                                                      ------------------------------
                              ANNUAL COMPENSATION                          AWARDS            PAYOUTS
                         -----------------------------------------    --------------------
NAME AND                                                     OTHER    RESTRICTED                        ALL OTHER
PRINCIPAL                                                   COMPEN-    STOCK      OPTIONS/   LTIP       COMPEN-
POSITION                              SALARY   BONUS        SATION     AWARD(S)    SARs      PAYOUTS    SATION
                         YEAR           ($)     ($)          ($)         ($)        #S        ($)         ($)
Paul L. Devine,          1996       $225,000   $210,798    $      0       $0     500,000     $ 0       $   0
 CEO                     1995         56,250    100,000     120,000        0     200,000       0           0
                         1994              0          0     160,000        0           0       0           0

Howard S. Kravitz        1996        109,264          0           0        0
                         1995        109,264          0           0        0      50,000       0           0
                         1994        106,618          0           0        0           0       0           0

    No other executive officers are presented in the Summary Compensation Table as no other officer of the Company during the period from 1994 to 1996 earned salary and bonus of more than $100,000 for any such year.

    COMPENSATION OF DIRECTORS

    With the exception of Mr. Devine, no cash compensation was paid to any director of the Company during the year ended December 31, 1996. In May 1996, in accordance with the terms of the Company's 1994 Stock Incentive Plan, William J. Hopke, Robert D. Mattei and Dr. Rainer G. Bichlbauer were each granted 15,000 options at an exercise price of $7.625 per share, for their services as members of the audit and compensation committees. These options are exercisable for five-year terms and have exercise prices equal to the fair market value of such shares on the date of grant.

    EMPLOYMENT AND CONSULTING CONTRACTS

    Effective October 1, 1995 Mr. Devine signed a new employment agreement with the Company, serving as Chairman of the Board of Directors, President and Chief Executive Officer. This agreement expires on September 30, 1997, subject to automatic renewal for successive one-year terms, at a base salary to be fixed by the Board of Directors to be, as of October 1, 1995, no less than $225,000 per year.

    Howard S. Kravitz was a party to an employment agreement pursuant to which he served as the Company's Vice President - Sales and Marketing. Notice that the Company did not desire to renew this contract was served on January 30, 1996, and thus, currently are being made on a month-to-month basis at the equivalent annual rate of $109,264. Mr. Kravitz remains with the Company and is now Director - Engineering and Technical Services.

    The following table sets forth certain information concerning grants of stock options made during the year ended December 31, 1996 to Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                  INDIVIDUAL GRANTS
                          ----------------------------------
                                      % OF
                                     TOTAL                                POTENTIAL REALIZABLE VALUE AT
                                    OPTIONS                               ASSUMED ANNUAL RATES OF
                                    GRANTED                               STOCK PRICE APPLICATION FOR
                                      TO                                  OPTION TERM (10 YEARS)(1)
                          OPTIONS  EMPLOYEES      EXERCISE               -----------------------------
                          GRANTED  IN FISCAL      OR BASE     EXPIRATION
NAME                        (#)      YEAR          PRICE        DATE        0%      5%         10%
Paul L. Devine, CEO       300,000    16.62%       $4.00        3/7/01      $0    $331,538    $732,612

                          200,000    11.08       $4.063       12/4/01       0     224,429     496,039



(1) The dollar amounts under these columns are the result of calculations at 0%, 5% and 10% rates set by the Securities Exchange Commission and therefore are not intended to forecast possible future appreciation of the price of the Common Stock. The Company did not use an alternative formula for a grant date valuation, an approach which would state gains present, and therefore lower, value. The Company is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors.

    The following table sets forth certain information concerning exercises of stock options during the year ended December 31, 1996 and the value of unexercised stock options at December 31, 1996 for Named Executive Officers.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                   YEAR AND FISCAL YEAR END OPTION VALUES (1)

                                              NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                              UNDERLYING OPTIONS AT          IN-THE-MONEY OPTIONS AT
                    SHARES                    DECEMBER 31, 1996              DECEMBER 31, 1996
                   ACQUIRED        VALUE      ------------------------------------------------------------
NAME              ON EXERCISE    REALIZED    EXERCISABLE    UNEXERCISABLE  EXERCISABLE     UNEXERCISABLE
----              -----------    --------    -----------    -------------  -----------    ---------------
Paul Devine, CEO       0            $0          1,000,000          0        $3,450,000         $0

Howard S. Kravitz      0             0            205,000          0         1,021,563          0

    (1) At December 31, 1996 the closing price of a share of unrestricted Common Stock on the Nasdaq Small Cap market was $6.063.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of December 31, 1996 regarding the beneficial ownership of all directors, Named Executive Officers, all directors and Named Executive Officers as a group, and each person known to the Company to be a beneficial owner of more than five percent of the Company's outstanding Common Stock and/or Series A Preferred Stock (on an as converted basis) and/or Series B Preferred Stock (on an as converted basis) (each beneficial owner has sole voting and investment power with respect to the shares indicated as beneficially owned, except as noted):

                                               SHARES               PERCENT            PERCENT            PERCENT
                                            BENEFICIALLY              OF                 OF                 OF
NAME AND ADDRESS OF BENEFICIAL OWNER          OWNER(1)              COMMON           A PREFERRED        B PREFERRED
CERTAIN BENEFICIAL OWNERS

Trilon Dominion Partners, L.L.C.
245 Park Avenue
Suite 2820
New York, NY  10017                         5,425,106(2)             29.72%             78.80%                 0%

Lancer Partners
200 Park Avenue, 39th Floor
New York, NY  10017                         3,257,079(3)             20.27%                 0%            100.00%

Quaestas S.A.
38a Route de Malagnou
CH-1208
Geneva, Switzerland                           413,333(4)              2.59%             10.04%                 0%


DIRECTORS AND NAMED EXECUTIVE OFFICERS

Paul L. Devine                              1,340,833(5)              8.07%              2.00%                 0%
Director and
  Chief Executive Officer
2 International Plaza
Suite 245
Philadelphia, PA  19113-1507

Robert D. Mattei                              428,965(6)              2.73%                 0%                 0%
Director
7060 Greenhill Road
Philadelphia, PA  19151

Dr. Rainer G. Bichlbauer                       30,000(7)              *(9)                  0%                 0%
Director
St. Alban Vorstadt 90
CH-4002 Basel,
Switzerland

Directors and executive officers as a
  group (ten persons)                       3,050,998(8)             17.03%               *(9)                 0%

Total number of shares outstanding--
  common                                   15,531,200               100.00%

Preferred (as converted)--Series A          3,320,000                                  100.00%
                          Series B            531,915                                                     100.00%

    (1) Unissued shares of each owner subject to currently exercisable options or options or other rights to acquire securities exercisable within 60 days are included in the totals listed and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such owner. Such calculation is required under Rule 13d-3(d) of the Securities Exchange Act of 1934, as amended, which states that a person shall be deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days, including the right to acquire such shares through the exercise of any option or warrant or through the conversion of any security. For purposes of Rule 13-d-3(d)(1) and the required calculation of the Percent of Class outstanding, any securities not outstanding which are beneficially owned, subject to the exercise of options or warrants or through the conversion of any security, shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities by such person but shall not be deemed to be outstanding for computing the percentage of class by any other person. The effect of this rule is to increase the stated total ownership percentage currently controlled.

    (2) Includes 2,717,333 shares of Common Stock through the rights to convert 1,963,000 shares of Series A Preferred Stock into 2,617,333 shares of Common Stock and through the rights to exercise 100,000 warrants to acquire shares of Common Stock.

    (3) Includes 468,085 shares of Common Stock through the rights to convert 468,085 shares of Series B Preferred Stock into shares of Common Stock. It also includes 705,000 shares of Common Stock, and 63,830 shares of Common Stock through the rights to convert 63,830 shares of Series B Preferred Stock into shares of Common Stock, both held by other funds but through which common management is exercised.

    (4) Includes 413,333 shares of Common Stock through the right to convert 250,000 shares of Series A, Preferred Stock into 333,333 shares of Common Stock and to exercise 80,000 warrants to acquire shares of Common Stock.

    (5) Includes 1,080,000 shares of Common Stock through the right to exercise 1,000,000 options to acquire shares of Common Stock and through the rights to convert 50,000 shares of Series A, Preferred Stock into 66,667 shares of Common Stock and to exercise 13,333 warrants to acquire shares of Common Stock.

    (6) Includes 180,000 shares of Common Stock issuable upon the exercise of outstanding options, and 20,000 shares of Common Stock owned by Mr. Mattei's wife, as to which he disclaims beneficial ownership

    (7) Includes 30,000 shares of Common Stock issuable upon the exercise of outstanding options.

    (8) Includes 2,380,000 shares of Common Stock through the rights to exercise 2,300,000 options to acquire shares of Common Stock, the right to convert 50,000 shares of Series A, Preferred Stock into 66,667 shares of Common Stock and to exercise 13,333 warrants to acquire shares of Common Stock.

    (9)  "*" indicates less than one percent of class.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company entered into a Consulting Agreement (the "Agreement") with Dr. Joe H. Cherry, a former director of the Company, dated January 1, 1993, to provide consultancy services to the Company in the area of research and development. The Agreement had an original term of two years, expiring December 31, 1994, with an annual consulting fee of $60,000 in 1993 and $78,000 in 1994, plus certain bonuses based on the receipt of new patents by the Company for applications previously approved by the Board of Directors. This Agreement has not been renewed, and thus currently, payments are being paid on a month-to-month basis.

    The Company entered into a Consulting Agreement with DWL Associates Ltd. (the "DWL Agreement") for the provision of consulting and advisory services by Mr. Derrick W. Lyon. The DWL Agreement, which was signed as part of the acquisition by the Company of BPS in September 1995, has an original term of two years, expiring September 30, 1997. Annual fees of GBP 90,000
    ($154,125 at an exchange rate of $1.7125) per annum are payable, with this Agreement plus the reimbursement of directly incurred expenses.

    The Company currently obtains all of its requirements for certain raw materials from Jungbunzlauer, Inc., a U.S. subsidiary of a Swiss-based company, which is one of the Company's principal stockholders and with which Dr. Bichlbauer, one of the Company's directors, is affiliated. In the years ended December 31, 1996 and 1995, these purchases totaled $35,280 and $35,760, respectively.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    FINANCIAL STATEMENTS

    See index to Financial Statements and Supplemental Data at page 12.

    REPORTS ON FORM 8-K AND FORM 8

    On January 30, 1996, the Company filed a report on Form 8-K under Item 5 thereof, in connection with the execution of a letter of intent with Potandon Produce, L.L.C.

    On July 9, 1996 the Company filed a report on Form 8-K under Item 5 thereof, in connection with trading of the Company's shares of common stock on the Nasdaq Small Cap market.

    On July 19, 1996 the Company filed a report on Form 8-K under Item 2 thereof, in connection with the acquisition of certain assets and certain liabilities of Printpack Europe (St. Helens) Limited.

    On September 12, 1996 the Company filed a report on Form 8-K under Item 5 thereof, in connection with the execution by BPS of a supply contract with DuPont.

    On November 27, 1996 the Company filed a report Form 8-K under Item 5 thereof, in connection with the effectiveness of the Company's Registration Statement on Form S-3.

    EXHIBITS

    The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference:

  Exhibit
    No.

  3.1 Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-3 on file with the Commission).

  3.2 Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 on file with the Commission).

  4.1  Specimen Common Stock Certificate (Incorporated by reference to Exhibit
       4.1 to the Company's Annual Report on Form 10-K for the eight months ended December 31, 1992 on file with the Commission).

  4.2 Specimen Series A, Preferred Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 on file with the Commission).

  4.3 Specimen Series A, Preferred Stock, Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended

         December 31, 1993 on file with the Commission).

  10.1 Office Lease Agreement dated October 15, 1993 between Extended Product Life, Inc. and B.I.G., a Partnership for Fresno, CA Applications Laboratory (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 on file with the Commission).

  10.2 Stock Purchase and Supply Agreement dated May 19, 1994 between Jungbunzlaur Holding AG and Extended Product Life, Inc. (Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 on file with the Commission).

  10.3 1994 Stock Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 on file with the Commission).

  10.4 Employment Agreement between EPL Packaging, Inc. (now known as Respire Films, Inc.) and Joel Longstreath, President, dated September 30, 1994. (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1994 on file with the Commission).

  10.5 Agreement for the sale and purchase of the entire issued share capital of Bakery Packaging Services Limited, dated September 15, 1995 (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated October 3, 1995 on file with the Commission).

  10.6 Disclosure letter in relation to the agreement for the sale of the entire issued share capital of Bakery Packaging Services Limited, dated September 15, 1995 (Incorporated by reference to Exhibit 2.2 to the Company's Report on Form 8-K dated October 3, 1995 on file with the Commission).

  10.7 Agreement between EPL Technologies (Europe) Limited and DWL Associates for the services of D. W. Lyon as Chief Operating Officer of Bakery Packaging Services Limited (Incorporated by reference to Exhibit 2.3 to the Company's Report on Form 8-K dated October 3, 1995 on file with the Commission).

  10.8 Employment agreement between EPL Technologies, Inc. and P. L. Devine, Director, President and Chief Executive Officer, dated October 1, 1995 (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 on file with the Commission

  10.9 Employment agreement dated March 4, 1996 between EPL Technologies, Inc. and Karen Penichter, Vice-President Sales (Incorporated by reference to
         Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 on file with the Commission).

  10.10* Office Lease Agreement dated September 11, 1996 between EPL
         Technologies, Inc. and K/B Fund II for Headquarters office.

  11.01* Computation of Earnings per Common Share and Fully Diluted Earnings per
         Common Share.

       * Filed herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EPL TECHNOLOGIES, INC.

Date  March 28, 1997                      /s/ PAUL L. DEVINE
                                          -------------------------
                                          Paul L. Devine
                                          Chairman and President
                                          Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Company and in the capacities on the dates indicated.

Date  March 28, 1997                      /s/ PAUL L. DEVINE
                                          -------------------------
                                          Paul L. Devine
                                          Chairman and President
                                          Principal Executive Officer and
                                          Director

Date  March 28, 1997                      /s/ TIMOTHY B. OWEN
                                          -------------------------
                                          Timothy B. Owen
                                          Principal Financial Officer and
                                          Principal Accounting Officer

Date  March 28, 1997                      /s/ ROBERT D. MATTEI
                                          -------------------------
                                          Robert D. Mattei
                                          Director

Date                                      _________________________
                                          Dr. Rainer G. Bichlbauer
                                          Director