Form 10-Q
period 1997-03-31
EPL TECHNOLOGIES INC
filed 1997-05-15
CIK 945269

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                      For the Quarter Ended March 31, 1997

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the transition period from _____ to _____


                         Commission File Number: 0-28444
                         -------------------------------

                             EPL TECHNOLOGIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

       Colorado                                        84-0990658
       --------                                        ----------
(State of incorporation)                 (I.R.S. Employer Identification Number)

                        2 INTERNATIONAL PLAZA, SUITE 245
                                 PHILADELPHIA, PA                    19113-1507
                           ---------------------------               ----------
                    (Address of principal executive offices)          Zip Code

                                 (610) 521-4400
                                 --------------
                     (Telephone number, including area code)


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

               15,747,701 shares of $0.001 par value common stock
                        outstanding as of April 30, 1997.

                             EPL TECHNOLOGIES, INC.

                                      INDEX


                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                 A.  CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 1997 AND DECEMBER 31, 1996               1

                 B.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996       2

                 C.  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996       3

                 D.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS     4


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 7
            CONDITION AND RESULTS OF OPERATIONS.





                           PART II - OTHER INFORMATION

ITEM 5.     OTHER INFORMATION                                                10

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                10

            SIGNATURES.                                                      11

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,         December 31,
                                                                                        1997                1996
                                                                                    ------------        ------------
                                                                                     (Unaudited)              *
                                                           ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                          $  1,626,435        $  1,639,567
 Accounts receivable, net                                                              2,388,971           2,911,660
 Due from related parties                                                                 54,124              34,101
 Inventories                                                                           2,303,929           1,938,819
 Prepaid expenses and other current assets                                               998,651             623,792
                                                                                    ------------        ------------
      Total Current Assets                                                             7,372,110           7,147,939
                                                                                    ------------        ------------

PROPERTY AND EQUIPMENT, Net                                                            4,231,992           4,005,711
                                                                                    ------------        ------------
OTHER ASSETS
 Patent and distribution rights, net                                                   1,220,777           1,303,121
 Goodwill                                                                              2,431,126           2,503,655
 Other intangibles, net                                                                  245,866             254,996
                                                                                    ------------        ------------
        Total Other Assets                                                             3,897,769           4,061,772
                                                                                    ------------        ------------

      TOTAL ASSETS                                                                  $ 15,501,871        $ 15,215,422
                                                                                    ============        ============

                                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                   $  4,110,416        $  3,005,577
 Accrued expenses                                                                        979,685           1,213,964
 Other liabilities                                                                       503,948             396,418
 Current portion of long-term debt                                                       205,114             262,779
                                                                                    ------------        ------------
      Total Current Liabilities                                                        5,799,163           4,878,738
LONG TERM DEBT                                                                         1,453,077           1,554,161
DEFERRED INCOME TAXES                                                                    155,261             161,926
MINORITY INTEREST                                                                        164,530             202,120
                                                                                    ------------        ------------
        Total Liabilities                                                              7,572,031           6,796,945

SHAREHOLDERS' EQUITY
 Series A Convertible Preferred Stock                                                  2,430,000           2,490,000
 Series B Convertible Preferred Stock                                                      5,319               5,319
 Common Stock                                                                             15,626              15,531
 Additional paid-in capital                                                           22,400,833          21,314,678
 Accumulated deficit                                                                 (17,049,536)        (15,658,464)
 Foreign currency translation adjustment                                                 127,598             251,413
                                                                                    ------------        ------------
       Total Shareholders' Equity                                                      7,929,840           8,418,477
                                                                                    ------------        ------------

      TOTAL LIABILITY AND SHAREHOLDERS' EQUITY                                      $ 15,501,871        $ 15,215,422
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

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                             March 31,
                                                      1997               1996
                                                   -----------        -----------
Sales                                              $ 3,788,724        $ 1,697,528

Cost of sales                                        3,388,130          1,407,195
                                                   -----------        -----------

Gross profit                                           400,594            290,333


Selling, general and administrative expenses         1,204,416            800,203

Research and development costs                         319,164            194,916

Depreciation and amortization                          284,235            212,996
                                                   -----------        -----------

Net loss from operations                            (1,407,221)          (917,782)

Interest expense (net)                                  21,440             16,771

Minority Interest                                      (37,589)
                                                   -----------        -----------

Net Loss                                           $(1,391,072)       $  (934,553)

Deduct:
        Effect of 10% cumulative
        preferred dividend                             124,350             71,294
                                                   -----------        -----------


Net loss for common shareholders                   $(1,515,422)       $(1,005,847)
                                                   ===========        ===========


Loss Per Common Share                              $     (0.10)       $     (0.08)
                                                   ===========        ===========


The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                Three Months Ended
                                                                     March 31,
                                                           ------------------------------
                                                              1997               1996
                                                           -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                              $(1,391,072)       $  (934,553)
     Adjustments to reconcile net loss to net cash
        used in operating activities                           275,080            212,996
     Gain/(Loss) on foreign currency translation                 8,461            (23,540)
     Minority interest                                         (37,589)
     Changes in assets and liabilities                         678,914           (143,500)
                                                           -----------        -----------

  Net cash used by operations                                 (466,206)          (888,597)
                                                           -----------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                 (478,795)           (23,276)
     Proceeds from sale of fixed assets                          6,703
                                                           -----------        -----------

  Net cash used for investments                               (472,092)           (23,276)
                                                           -----------        -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of options/warrants                 26,250             10,500
     Committed proceeds from expected stock issuance         1,000,000
     Repayment of long term debt                              (101,084)           (37,486)
                                                           -----------        -----------

  Net cash provided/(used) in financing activities             925,166            (26,986)
                                                           -----------        -----------



DECREASE IN CASH AND CASH EQUIVALENTS                          (13,132)          (938,859)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 1,639,567          1,522,075
                                                           -----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 1,626,435        $   583,216
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

        The financial information has been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Moreover, the results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. At this stage of the Company's development, month to month and quarter to quarter anomalies in operating results are expected. This information must also be read in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

NOTE 2 - OPERATIONS

        EPL Technologies, Inc. develops, manufactures and markets complementary proprietary technologies designed to maintain the quality and integrity of fresh produce. The Company's primary products are processing aids and packaging materials. In addition, the Company offers a range of scientific and technical services that support and complement its product offerings. The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenues necessary to support its cost structure. The nature of the processing aid business is such that fresh-cut produce processors and other third party users supplying retail markets require extensive and confidential on-site, and, in certain cases, independent testing prior to utilizing the Company's product in their production. This results in an extended sales process, which the Company supports by absorbing the costs of work undertaken and retains data in a proprietary context. This adds to the cost of market development. Management believes that success in this process with large processors, despite the fact that such success is usually protected by confidentiality agreements for competitive reasons, is the primary basis for developing sustainable growth in revenues, which will enable the Company to achieve profitable operations in this area of the business. The nature of the packaging materials business is that the sales process is shorter than that for processing aids, but with new customers there is still an approval process to be completed prior to sale.

        The Company's management believes that cash flows from consolidated operations and the availability of financing from other sources, such as borrowing under its available line of credit, or other private or public issuances of equity which the Company believes may be obtained on acceptable terms, will provide the Company adequate financing for the next year, assuming minimal sales budgets are met. See also Notes 6 and Item 2 below.

NOTE 3  - INVENTORIES

Inventories consisted of the following:

                                        March 31, 1997   December 31, 1996
                                        --------------   -----------------

         Raw Materials and Supplies       $  967,520       $  938,050
         Finished Goods                    1,336,409        1,000,769
                                          ----------       ----------

              Total Inventories           $2,303,929       $1,938,819
                                          ==========       ==========

NOTE 4 - INTANGIBLE ASSETS - PATENT AND DISTRIBUTION RIGHTS AND GOODWILL

            Patents are amortized over the shorter of their estimated useful lives or the life of the patent. The net book value of acquired and developed patents totaled $1,048,578 as of March 31, 1997. Distribution rights are amortized over the ten year life of the agreement. The net book value of previously acquired distribution rights totaled $172,199 as of March 31, 1997. Amortization expense related to patent and distribution rights totaled $82,344 for the three months ended March 31, 1997. Goodwill related to the acquisition of certain subsidiaries is being amortized on a straight line basis over ten years. Amortization expense related to goodwill and other intangible assets totaled $81,659 for the three months ended March 31, 1997.


NOTE 5 - CONVERTIBLE PREFERRED STOCK

            The Company's 10% Series A Convertible Preferred Stock (the "Series A Stock"), which has been issued up to its authorized limit of 3,250,000, was issued at a price of $1.00 per share, with each share of Series A Stock carrying the option to convert into common shares at a rate of $0.75 per share. The Series A Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series A Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares ($0.75 per share) at the Company's option (dividends in arrears at March 31, 1997 total $1,162,566).

            During the three months ended March 31, 1997, shareholders holding 60,000 shares of Series A Stock elected to exercise their right of conversion, leaving 2,430,000 shares of Series A Stock outstanding at March 31, 1997. In addition, 20% of the common stock into which the Series A Stock may be converted carries detachable warrants at an exercise price of $1.00 per warrant. During the three months ended March 31, 1997, none of these warrants were exercised, leaving 238,532 of these warrants unexercised at March 31, 1997.

            At the Annual Meeting of the Company's shareholders held on July 22, 1996, the shareholders of the Company approved an amendment to the Company's Articles of Incorporation to permit the issuance of up to 2,000,000 shares of preferred stock ("the Board Designated Preferred Stock") with such designations and preferences as the Company's Board of Directors may determine from time to time. On July 23, 1996, the Company issued 531,915 of these shares - designated 10% Series B Convertible Preferred Stock - at an aggregate consideration of $2,500,000 to two existing investors in the Company (the "Series B Stock"). The Series B Stock carries the option to convert into shares of common stock at the rate of $4.70 per share and votes as a class, except as otherwise provided by law, with the Series A Stock and the common stock, based on the underlying number of shares of common stock after conversion. The Series B Stock carries a dividend rate of 10% per annum, payable in cash and/or shares ($4.70 per share) at the Company's option. The dividend in arrears on the Series B Stock at March 31, 1997 totaled $172,945.

NOTE 6 - ISSUANCE OF COMMON STOCK AND EXERCISE OF WARRANTS

            In addition to the 80,000 shares of common stock issued upon the conversion of 60,000 shares of Series A Stock as described in Note 5 above, 15,000 shares of common stock were issued due to the exercise of stock options during the three month period ended March 31, 1997. This exercise of options resulted in gross proceeds to the Company of $26,250.

            In March 1997, the Company received subscriptions, from an existing shareholder, of $1.0 million in connection with an offering of common and Board Designated Preferred Stock. Further subscriptions for this limited private placement are expected shortly from other existing offeree shareholders, although there can be no assurance that any further subscriptions will in fact be received.

NOTE 7 - NET LOSS PER COMMON SHARE

            Net loss per common share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares and common share equivalents during the period. Outstanding options, convertible Series A Stock and Series B Stock and stock warrants were determined to be antidilutive for the periods ended March 31, 1997 and 1996 and were therefore excluded from the per share calculations.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

            The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share," which will result in changes to the computation and presentation of earnings per share. The Company will be required to adopt this standard during its quarter ended December 31, 1997 with earlier adoption not permitted. At this time, the Company has not determined the impact this standard will have on the Company's earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
          EPL Technologies, Inc. develops, manufactures and markets complementary proprietary technologies designed to maintain the quality and integrity of fresh produce. The Company's primary products are processing aids and packaging materials, together with a range of scientific and technical services that support and complement its product offerings. These enable the Company to offer a full systems approach to maintaining fresh produce quality and integrity, and together with their proprietary nature, in management's view, position the Company in a unique place in the market. These products and services, which are designed for and marketed to processors of fresh fruits and vegetables, to be integrated into a customer's fresh produce production system. The Company believes its products are safe, environmentally friendly and, together with the Company's services, add significant value to the business of its customers. The Company also believes that its processing aids and packaging materials are complementary technologies and markets them as such. The Company's goal is to become a world class provider of products and scientific and technical services designed to maintain the quality and integrity of fresh produce. As consumer awareness continues to grow, including reaction to reports regarding the potential health concerns surrounding the use of sulfite-based preservatives and untreated produce or produce derived food products, management believes interest in the Company's products will increase. Management is continually searching for new ways to market its products and services and expand operations, both internally and, where appropriate, through strategic and opportunistic acquisitions. In this regard, in March 1997 the Company executed a letter of intent containing its conditional offer to acquire a European based specialty packaging business, with sales revenue of approximately $7,500,000. The Company believes that this would complement its existing European operations and advance its strategic plan of products and services it desires to offer. There can, however, be no assurance that this or any other acquisition will in fact be consummated.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

          Sales for the three months ended March 31, 1997 were $3,788,724, an increase of 123% on the total revenue of $1,697,528 achieved during the three months ended March 31, 1996. Sales for the first quarter of 1997 was comprised of $120,896 of processing aids and related activities, $751,360 of US packaging materials and $2,916,468 of UK and other European packaging materials.

          Sales of processing aids and related activities rose $16,242 (16%) compared to the three months ended March 31,1996. The focus of processing aid activity continues to be towards new product introduction to larger processors. Testing at numerous locations continues, and in some cases has been expanded and/or accelerated, and as detailed below, costs have been incurred which are yet to show in significant revenue increases. The current market development includes work on potatoes and apples, where the Company continues to be in volume market test in retail, food and food service outlets. Market development activity is also ongoing in carrots, celery and onions while product development continues on broccoli and mushrooms.

          Sales of US packaging materials increased by $548,704 (271%) over the same period in 1996, of which $382,404 in 1997 was due to the inclusion of Crystal Specialty Films, Inc. which the Company acquired in July 1996. The balance of the increase came from growth in the business of its Respire subsidiary (up 48%), together with an initial contribution from the contract with DuPont for gas-flame film perforation. Revenue from this source, which is serviced from the Crystal factory, is expected to increase during 1997.

          UK/European packaging materials increased by $1,526,250 (110%) in 1997 over the prior year period, due primarily to a full period contribution from EPL Flexible and its main customer Pepsico. EPL Flexible was formed in July, 1996 to acquire the fixed assets, assume the real estate lease and employ some of the employees of Printpack (St. Helens) Ltd. New customers continue to be sought to help maximize the available capacity of EPL Flexible and further diversify the customer base. There can be no assurance, however, that the Company will be successful in doing so. BPS continues to develop, and the Company is beginning to exploit the synergies between EPL Flexible and BPS, although these are not expected to show until later in 1997. At the end of 1996 / early 1997 the Company relocated all of the film printing activites previously located at BPS to the EPL Flexible site. The costs associated with this were incurred in the first quarter, but are expected to yield economies of scale from having all of the printing activities in one location. In addition, following this relocation, a plant reorganization to facilitate an increase in higher margin film perforation capacity at BPS was commenced. Costs have been incurred to date in connection with this reorganization, have had an impact on the gross margin in the first quarter and are expected to continue into the next quarter.

         Gross margin for the 1997 first quarter, historically the quietest of the year in terms of sales revenue, was 10.6% as compared to 17.1% for the first quarter of 1996. This reduction was principally due to: the inclusion in consolidation of sales of UK and other European packaging materials, which generate a lower average margin than processing aids and now represent a greater proportion of total group sales; the effect of the disproportionate level of fixed costs in packaging manufacturing operations exacting a disproportionate impact on margins on the historically lower volume levels; the previously noted costs incurred in the relocation of the film printing activities to the EPL Flexible site; costs associated with the subsequent plant reorganization at BPS which are expected to continue to some degree into the next quarter; and an adverse sales mix in the period.

         Selling, general and administrative expenses rose from $800,203 for the three months ended March 31, 1996 to $1,204,416 for the same period in 1997, an increase of $404,213 (50%). A significant part of this increase over the first quarter of 1996 was due to the inclusion on consolidation of incremental expenses from the inclusion of EPL Flexible, Crystal, and Newcorn Co. The remainder was due to the continuing development of the sales and marketing effort as well as projects to support prospective large customers. As discussed above, this effort is focused on a number of vegetable categories, including potatoes and apples, where market test activity is continuing. The Company expects that this level of additional expenditure will continue at least in the short-term. Research and development costs increased from $194,916 for the first quarter of 1996 to $319,164 during the first three months of 1997, an increase of $124,248 (64%). This reflects increased costs of the scientific activities related to projects supporting the sales effort for prospective large customers, which, as previously noted, the Company absorbs. Again, the Company expects that these higher expenses will continue in the short-term, although it believes the results of these expenditures will be seen in incremental revenues later in 1997 and beyond. Depreciation and amortization expense increased by $71,239, from $212,996 in the first quarter of 1996 to $284,235 in the first quarter of 1997. This reflected increased depreciation and amortization as a result of capital expenditure and the assets acquired in the EPL Flexible, Crystal and Newcorn
Co. acquisitions in the the second half of 1996.


LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1997 the Company had $1,626,435 in cash and short term investments, compared with $1,639,567 at December 31, 1996, a decrease of $13,132. During the three months ended March 31, 1997, cash has been used to fund operating activities of $466,206 and to finance the purchase of fixed tangible and intangible assets of $478,795. The decrease in net cash used in operations in 1997 is due primarily to an increase in current payables and a decrease in accounts receivable offset by an increase in inventories. Total financing activities were $925,166 during this period, including $1,000,000 from the subscription for common and Board Designated Preferred Stock as mentioned in
Note 6 above.

        The Company may seek additional financing through an equity offering or increase in debt facility if the Company fails to meet its sales objectives over the short term, although there can be no assurance that such capital would be available or if available, obtainable on acceptable terms in such circumstances. The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support its cost structure. The nature of the business is such that fresh-cut produce processors and other third-party users supplying retail markets require extensive and confidential on-site, and, in certain cases, independent testing prior to utilizing the Company's product in their production. This results in an extended sales process. The Company's management believes that this process, despite the fact that success in this process is usually protected by confidentiality agreements for competitive reasons, is the basis for developing sustainable growth in revenues which will enable the Company to achieve profitable operations. The Company's management also believes that cash flows from consolidated operations and the availability of financing from other sources such as borrowing under its available line of credit, or other private or public issuances of equity which the Company believes may be obtained on acceptable terms, will allow the Company to maintain adequate financing for the next year, assuming minimal sales budgets are met. At March 31, 1997 the Company had 393,532 warrants outstanding to purchase shares of Common Stock at between $1.00 and $2.00 per share, which if exercised would provide the Company with gross proceeds of approximately $548,000. In addition, at March 31, 1997 the Company had 3,280,000 options outstanding to purchase shares of Common Stock at a weighted average price of $3.01 per share, which if exercised would provide the Company with gross proceeds of approximately $9,870,000. There can be no assurance, however, that any such exercise will occur. At March 31, 1997, there were no material commitments for capital expenditures.

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

                   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                EPL TECHNOLOGIES, INC.




Date:     May 15, 1997                            /s/ Paul L. Devine
                                                --------------------
                                                Paul L. Devine
                                                Chairman and President
                                                (Principal Executive Officer)




Date:     May 15, 1997                             /s/  Timothy B. Owen
                                                ----------------------
                                                Timothy B. Owen
                                                Principal Financial Officer and
                                                Principal Accounting Officer