Form 10-Q
period 1997-06-30
EPL TECHNOLOGIES INC
filed 1997-08-14
CIK 945269

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                       For the Quarter Ended June 30, 1997

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the transition period from _____ to _____


                         Commission File Number: 0-28444


                             EPL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

          Colorado                                     84-0990658
  (State of incorporation)               (I.R.S. Employer Identification Number)

                        2 INTERNATIONAL PLAZA, SUITE 245
                           PHILADELPHIA, PA                        19113-1507
                (Address of principal executive offices)            Zip Code

                                 (610) 521-4400
                     (Telephone number, including area code)


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

                      16,645,434 shares of $0.001 par value
                  common stock outstanding as of July 31, 1997.

                             EPL TECHNOLOGIES, INC.

                                      INDEX


                                                                                                                 Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                 A.  CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 1997 AND DECEMBER 31, 1996                                                    1

                 B.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997
                     AND 1996                                                                                     2

                 C.  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996                                              3

                 D.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                         4


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                                     7
            CONDITION AND RESULTS OF OPERATIONS.





                           PART II - OTHER INFORMATION

ITEM 5.     OTHER INFORMATION                                                                                     10

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                                                     10

            SIGNATURES.                                                                                           11

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE 30,          DECEMBER 31,
                                                                                    1997               1996
                                                                                ------------        -----------
                                                                                (Unaudited)               *
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                       $  1,953,054        $ 1,639,567
Accounts receivable, net                                                           3,431,343          2,911,660
Due from related parties                                                              30,557             34,101
Inventories                                                                        2,309,063          1,938,819
Prepaid expenses and other current assets                                          1,013,948            623,792
                                                                                ------------        -----------
      TOTAL CURRENT ASSETS                                                         8,737,965          7,147,939
                                                                                ------------        -----------

PROPERTY AND EQUIPMENT, NET                                                        4,278,615          4,005,711
                                                                                ------------        -----------
OTHER ASSETS
Patent and distribution rights, net                                                1,138,433          1,303,121
Goodwill                                                                           2,358,589          2,503,655
Other intangibles, net                                                               236,737            254,996
                                                                                ------------        -----------
    TOTAL OTHER ASSETS                                                             3,733,759          4,061,772
                                                                                ------------        -----------

        TOTAL ASSETS                                                            $ 16,750,339        $15,215,422
                                                                                ============        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                $  4,997,203        $ 3,005,577
Accrued expenses                                                                     935,134          1,213,964
Other liabilities                                                                    841,447            396,418
Current portion of long-term debt                                                    251,370            262,779
                                                                                ------------        -----------
      TOTAL CURRENT LIABILITIES                                                    7,025,154          4,878,738

LONG TERM DEBT                                                                     1,573,055          1,554,161
DEFERRED INCOME TAXES                                                                157,387            161,926
MINORITY INTEREST                                                                    125,510            202,120
                                                                                ------------        -----------
    TOTAL LIABILITIES                                                              8,881,106          6,796,945

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock                                               2,353,000          2,490,000
Series B Convertible Preferred Stock                                                   5,319              5,319
Series C Convertible Preferred Stock                                                     144                 --
Common Stock                                                                          16,487             15,531
Additional paid-in capital                                                        23,988,662         21,314,678
Accumulated deficit                                                              (18,653,754)       (15,658,464)
Foreign currency translation adjustment                                              159,375            251,413
                                                                                ------------        -----------
    TOTAL SHAREHOLDERS' EQUITY                                                     7,869,233          8,418,477
                                                                                ------------        -----------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 16,750,339        $15,215,422
                                                                                ============        ===========

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                       SIX MONTHS ENDED JUNE 30,            THREE MONTHS ENDED JUNE 30,
                                                        1997               1996                1997              1996
                                                     -----------        -----------        -----------        -----------
Sales                                                $ 8,899,804        $ 3,543,104        $ 5,111,080        $ 1,845,576

Cost of Sales                                          8,031,660          2,974,429          4,643,530          1,567,234
                                                     -----------        -----------        -----------        -----------

Gross Profit                                             868,144            568,675            467,550            278,342

Selling, general and administrative expenses           2,704,035          1,900,401          1,499,619          1,100,198

Research and development costs                           585,003            414,101            265,839            219,185

Depreciation and amortization                            602,465            413,807            318,230            200,811
                                                     -----------        -----------        -----------        -----------

Net loss from operations                              (3,023,359)        (2,159,634)        (1,616,138)        (1,241,852)

Interest expense, net                                     48,541             16,992             27,101                221

Minority Interest                                        (76,610)                              (39,021)
                                                     -----------        -----------        -----------        -----------

Net loss                                             $(2,995,290)       $(2,176,626)       $(1,604,218)       $(1,242,073)

Deduct:
   Effect of 10% cumulative preferred dividend           246,687            137,107            122,337             65,813
                                                     -----------        -----------        -----------        -----------

Net loss for common stockholders                     $(3,241,977)       $(2,313,733)       $(1,726,555)       $(1,307,886)
                                                     ===========        ===========        ===========        ===========

Loss per common share                                $     (0.20)       $     (0.16)       $     (0.11)       $     (0.09)
                                                     ===========        ===========        ===========        ===========


    The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                          JUNE 30,           JUNE 30,
                                                                            1997              1996
                                                                        -----------        -----------

OPERATING ACTIVITIES:
        Net loss                                                        $(2,995,290)       $(2,176,626)
        Adjustments to reconcile net loss to net cash
          Used in operating activities:                                     592,824            413,807
        (Loss) on foreign currency translation                              (10,470)              (617)
        Minority interest                                                   (76,610)
        Changes in assets and liabilities                                   841,389           (411,180)
                                                                        -----------        -----------

                  Net cash (used) in operating activities                (1,648,157)        (2,174,616)
                                                                        -----------        -----------

INVESTING ACTIVITIES:
        Purchase of intangible assets                                                          (59,488)
        Purchase of fixed assets                                           (639,242)          (176,280)
        Proceeds from sale of fixed assets                                   15,658
                                                                        -----------        -----------

                  Net cash (used) in investing activities                  (623,584)          (235,768)
                                                                        -----------        -----------

FINANCING ACTIVITIES:
        Proceeds from the exercise of options/warrants                      578,084          3,686,150
        Proceeds from issuance of preferred and common stock, net         1,960,000          2,500,000
        Proceeds from note payable/net borrowings                           131,675            931,200
        Repayment of long term debt                                         (84,531)          (760,895)
                                                                        -----------        -----------

                  Net cash provided from financing activities             2,585,228          6,356,455
                                                                        -----------        -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                       313,487          3,946,071

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              1,639,567          1,522,075
                                                                        -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 1,953,054        $ 5,468,146
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

        The financial information has been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Moreover, the results of operations for the six months and three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. At this stage of the Company's development, month to month and quarter to quarter anomalies in operating results are expected. This information must also be read in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

NOTE 2 - OPERATIONS

        EPL Technologies, Inc. develops, manufactures and markets complementary proprietary technologies designed to maintain the quality and integrity of fresh produce. The Company's primary products are processing aids and packaging materials, together with a range of scientific and technical services that support and complement its product offerings. The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenues necessary to support its cost structure. The nature of the processing aid business is such that fresh-cut produce processors and other third party users supplying retail markets require extensive and confidential on-site, and, in certain cases, independent testing prior to utilizing the Company's product in their production. This results in an extended sales process, which the Company supports by absorbing the costs of work undertaken and by retaining data in a proprietary context. This adds to the cost of market development. Management believes that success in this process with large processors, despite the fact that such success is usually protected by confidentiality agreements for competitive reasons, is the primary basis for developing sustainable growth in revenues, would enable the Company to achieve profitable operations in this area of the business. The nature of the packaging materials business is that the sales process is shorter than that for processing aids, but there is still an approval process to be completed with new customers prior to sale.

        The Company's management believes that cash flows from consolidated operations and the availability of financing from other sources, such as additional borrowing under its available line of credit, or other private or public issuances of equity which the Company believes may be obtained on acceptable terms, will provide the Company adequate financing for the next year, assuming minimal sales budgets are met. See also Note 6 and Item 2 below.

NOTE 3  - INVENTORIES

Inventories consisted of the following:

                                            June 30, 1997        December 31, 1996
                                            -------------        -----------------

            Raw Materials and Supplies       $  1,408,768              $938,050
            Finished Goods                        900,295             1,000,769
                                              -----------            ----------

                 Total Inventories           $  2,309,063            $1,938,819
                                               ==========            ==========

NOTE 4 - INTANGIBLE ASSETS - PATENT AND DISTRIBUTION RIGHTS AND GOODWILL

            Patents are amortized over the shorter of their estimated useful lives or the life of the patent. The net book value of acquired and developed patents totaled $1,023,634 as of June 30, 1997. Distribution rights are amortized over the ten year life of the agreement. The net book value of previously acquired distribution rights totaled $114,799 as of June 30, 1997. Amortization expense related to patent and distribution rights totaled $164,688 for the six months ended June 30, 1997. Goodwill related to the acquisition of certain subsidiaries is being amortized on a straight line basis over ten years. Amortization expense related to goodwill and other intangible assets totaled $163,325 for the six months ended June 30, 1997.


NOTE 5 - CONVERTIBLE PREFERRED STOCK

            The Company's 10% Series A Convertible Preferred Stock (the "Series A Stock"), which has been issued up to its authorized limit of 3,250,000, was issued more than three years ago at a price of $1.00 per share, with each share of Series A Stock carrying the option to convert into common shares at a rate of $0.75 per share. The Series A Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series A Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares ($0.75 per share) at the Company's option (dividends in arrears at March 31, 1997 total $1,222,403).

            During the three months ended June 30, 1997, shareholders holding 77,000 shares of Series A Stock elected to exercise their right of conversion, leaving 2,353,000 shares of Series A Stock outstanding at June 30, 1997. In addition, 20% of the common stock into which the Series A Stock may be converted carries detachable warrants at an exercise price of $1.00 per warrant. During the three months ended June 30, 1997, 11,334 of these warrants were exercised, leaving 227,198 of these warrants unexercised at June 30, 1997.

            At the Annual Meeting of the Company's shareholders held on July 22, 1996, the shareholders of the Company approved an amendment to the Company's Articles of Incorporation to permit the issuance of up to 2,000,000 shares of preferred stock (the "Board Designated Preferred Stock") with such designations and preferences as the Company's Board of Directors may determine from time to time (see also Note 9 below). On July 23, 1996, the Company issued 531,915 of these shares - designated Series B 10% Convertible Preferred Stock - at an aggregate consideration of $2,500,000 to two existing investors in the Company (the "Series B Stock"). Such issuance was made under Regulation D under the Securities Act of 1933, as amended, as not involving a public offering. The Series B Stock carries the option to convert into shares of common stock at the rate of $4.70 per share and votes as a class, except as otherwise provided by law, with the Series A Stock, the Series C Stock (as defined above) and the common stock, based on the underlying number of shares of common stock after conversion. The Series B Stock carries a dividend rate of 10% per annum, payable in cash and/or shares ($4.70 per share) at the Company's option. The dividend in arrears on the Series B Stock at June 30, 1997 totaled $235,445.

            During the three months ended June 30, 1997, the Company accepted the subscription of $1.0 million, received in the three months ended March 31, 1997, from an existing shareholder in connection with an offering of common and Board Designated Preferred Stock. This resulted in the issuance of 87,500 shares of common stock, together with 144,444 shares of Board Designated Preferred Stock - designated Series C 10% Convertible Preferred Stock (the "Series C Stock"). Such issuance was made under Regulation D under the Securities Act of 1933, as amended, as not involving a public offering. The Series C Stock carries the option to convert into shares of common stock at the rate of $4.50 per share and votes as a class, except as otherwise provided by law, with the Series A Stock, the Series B Stock and the common stock, based on the underlying number of shares of common stock after conversion. The Series C Stock carries a dividend rate of 10% per annum, payable in cash and/or shares ($4.50 per share) at the Company's option. The dividend in arrears on the Series C Stock at June 30, 1997 were not material.

NOTE 6 - ISSUANCE OF COMMON STOCK AND EXERCISE OF WARRANTS

            In addition to the 102,667 shares of common stock issued upon the conversion of 77,000 shares of Series A Stock and 11,334 shares of common stock issued upon the exercise of warrants underlying the Series A Stock, both as described in Note 5 above, 389,000 shares of common stock were issued due to the exercise of stock options covered by the Company's registration statement in Form S-8 during the three month period ended June 30, 1997. This exercise of options resulted in gross proceeds to the Company of $500,500. Furthermore, 20,000 warrants were exercised, which resulted in additional gross proceeds to the Company of $40,000.

            In addition to the 87,500 shares of common stock issued further to the offering mentioned in Note 5 above, in May 1997, the Company issued a further 250,000 shares of common stock in connection with the same offering of common and Board Designated Preferred Stock, to an additional existing shareholder. Such issuance was made under Regulation D under the Securities Act of 1933, as amended, as not involving a public offering. This resulted in gross proceeds to the Company of $1.0 million.

NOTE 7 - NET LOSS PER COMMON SHARE

            Net loss per common share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares and common share equivalents during the period. Outstanding options, convertible Series A Stock, Series B Stock and Series C Stock and stock warrants were determined to be antidilutive for the periods ended June 30, 1997 and 1996 and were therefore excluded from the per share calculations.

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

NOTE 9 - SUBSEQUENT EVENTS

            At the Annual Meeting of the Company held on July 21, 1997, the shareholders of the Company approved an increase in the number of shares of Board Designated Preferred Stock reserved for issuance from 2,000,000 to 4,000,000.

            Also at the Annual Meeting of the Company, the shareholders of the Company approved an amendment to the Company's 1994 Stock Incentive Plan (the "Plan") which increases the number of shares of common stock reserved for issuance under the Plan from 3,000,000 to 4,500,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

            EPL Technologies, Inc. develops, manufactures and markets complementary proprietary technologies designed to maintain the quality and integrity of fresh produce. The Company's primary products are processing aids and packaging materials, together with a range of scientific and technical services that support and complement its product offerings, which are designed for and marketed to processors of fresh fruits and vegetables, to be integrated into a customer's fresh produce production system. The Company believes its products are safe (the Company's processing aid products use ingredients that are included in the Food and Drug Administration list as generally recognized as safe), environmentally friendly and, together with the Company's services, add significant value to the business of its customers. The Company also believes that its processing aids and packaging materials are complementary technologies and markets them as such. The Company's goal is to become a world class provider of products and scientific and technical services designed to maintain the quality and integrity of fresh produce. As consumer awareness continues to grow, including reaction to reports regarding the potential health concerns surrounding the use of sulfite-based preservatives and untreated produce or produce-derived food products, management believes interest in the Company's products will increase, although there can be no assurance in this regard. Management is continually searching for new ways to market its products and services and expand operations, both internally and, where appropriate, through strategic and opportunistic acquisitions. In this regard, in March 1997 the Company executed a letter of intent containing its conditional offer to acquire a European-based specialty packaging business, with sales revenue of approximately $7,500,000. Since that time the Company has continued its due diligence and negotiations. The Company believes that this acquisition would complement its existing European operations and advance its strategic plan of the range of products and services it desires to offer. There can, however, be no assurance that this or any other acquisition will in fact be consummated. In addition, the Company continues to be in discussions with a number of processors in connection with various fruit and vegetable categories regarding strategic alliances, joint ventures, licenses and other contracts. There can, however, be no assurance that any such discussions will result in any transaction being consummated.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

            Sales for the six months ended June 30, 1997 were $8,899,804, an increase of 151% on the total revenue of $3,543,104 achieved during the six months ended June 30, 1996. Sales for the first six months of 1997 was comprised of $1,008,334 of processing aids and related activities, $1,355,452 of US packaging materials and $6,536,018 of UK and other European packaging materials.

            Sales of processing aids and related activities increased by $813,574 (418%) compared to the six months ended June 30, 1996. This increase was mainly from the inclusion of the revenue from the Company's corn activities through of its majority owned company NewCorn Co, completed on July 22, 1996. The focus of processing aid activity continues to be towards new product introduction to larger processors. Testing at numerous locations continues, and in some cases has been expanded and/or accelerated, and as detailed below, significant costs have been incurred which are yet to show in material revenue increases. The current market development includes work on potatoes and apples, where the Company continues to be in volume market test in retail and food service outlets. Market development activity is also ongoing in carrots, celery and onions while product development continues on broccoli and mushrooms. As mentioned above, the Company continues to evaluate the most appropriate strategic options with regard to the development of each fruit or vegetable category.

            Sales of US packaging materials increased by $911,968 (206%) over the same period in 1996, of which $719,429 in 1997 was due to the inclusion of Crystal Specialty Films, Inc. (Crystal) which the Company acquired in July 1996. The balance of the increase of $192,539 came from growth in the business of its Respire subsidiary (up 25%), together with an initial contribution from the contract with DuPont for gas-flame film perforation. Revenue from this source, which is serviced from the Crystal factory, is expected to increase during 1997.

            Sales of UK and other European packaging materials increased by $3,631,158 (125%) in the six months ended June 30, 1997 compared to the same period in 1996. This reflected both an increase in the underlying business of what was formerly Bakery Packaging Services Limited (BPS) as well as the contribution from EPL Flexible Packaging Limited

(EPL Flexible) and its main customer Pepsico. BPS and EPL Flexible now trade under the one name, EPL Flexible. As already announced, at the end of 1996/early 1997, the Company relocated all of the film printing activities previously located at the BPS site to the EPL Flexible site. In addition, following this relocation, a plant reorganization to facilitate an increase in higher margin film perforation and conversion capacity at the BPS site was commenced. Costs incurred to date in connection with this reorganization have had an impact on the gross margin in the first six months of 1997.

            Gross margin for the six months ended June 30, 1997, was 9.8% as compared to 16.0% for the same period in 1996. This reduction was principally due to: the inclusion in consolidation of sales of UK and other European packaging materials, which generate a lower average margin than processing aids and now represent a greater proportion of total group sales; the effect of the disproportionate level of fixed costs in packaging manufacturing operations exacting a disproportionate impact on margins on the seasonably lower fiscal first half volume levels; the previously noted costs incurred in the relocation of the film printing activities to the EPL Flexible site; costs associated with the subsequent plant reorganization at BPS which are expected to continue to some degree into the next quarter; and an adverse sales mix in the period. With the relocation of the printing presses mentioned above, combined with the significant increase in volumes, the EPL Flexible site incurred operational inefficiencies in meeting this demand. These have been identified and remedial action has already commenced. The benefits of this action are expected to begin to affect the Company later in 1997.

            Selling, general and administrative expenses rose from $1,900,401 for the six months ended June 30, 1996 to $2,704,035 for the same period in 1997, an increase of $803,634 (42%). This increase was due not only to the inclusion on consolidation of incremental expenses from the inclusion of EPL Flexible, Crystal, and NewCorn Co, but also due to the continuing and accelerating development of the sales and marketing effort as well as projects to support prospective large customers. As discussed above, this effort is focused on a number of vegetable categories, including potatoes and apples, where market test activity is continuing. The Company expects that this level of additional expenditure will continue at least in the short-term. Research and development costs increased from $414,101 for the first six months of 1996 to $585,003 for the same period of 1997, an increase of $170,902 (41%). This reflects increased costs of the scientific activities related to projects supporting the sales effort for prospective large customers, which, as previously noted, the Company absorbs. Again, the Company expects that these higher expenses will continue in the short-term, although it believes the results of these expenditures will be seen in incremental revenues later in 1997 and beyond. Despite these increases, overheads as a percentage of sales revenue fell from 65.3% in the six months ended June 30, 1996 to 37.0% for the six months ended June 30, 1997.Depreciation and amortization expense increased by $188,658 (46%), from $413,807 in the first six months of 1996 to $602,465 for the same period of 1997. This reflects increased depreciation and amortization as a result of capital expenditure and the assets acquired in the EPL Flexible, Crystal and NewCorn Co acquisitions in the second half of 1996.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

            Sales for the three months ended June 30, 1997 increased to $5,111,080 compared with $1,845,576 recorded during the three months ended June 30, 1996, an increase of $3,265,504 (177%). Of the sales in the second quarter, processing aids and related activities accounted for $887,438, US packaging materials $604,092 and UK and other European packaging materials $3,619,550.

            Sales of processing aids and related activities rose by $797,332 (885%) compared to the six months ended June 30, 1996. This increase was mainly due to the inclusion of revenue from the Company's corn activities as noted above. The focus of processing aid activity continues to be towards new product introduction to larger processors. Testing at numerous locations continues, and in some cases has been expanded and/or accelerated, and as detailed below, costs have been incurred which are yet to show in significant revenue increases. The current market development includes work on potatoes and apples, where the Company continues to be in volume market test in retail and food service outlets. Market development activity is also ongoing in carrots, celery and onions while product development continues on broccoli and mushrooms. As mentioned above, the Company continues to evaluate the most appropriate strategic options with regard to the development of each fruit or vegetable category.

            Sales of US packaging materials grew by some 151% or $363,264 from the same period in 1996 primarily due to the inclusion of Crystal noted above. The Company continues to target and to expand product development activities and to exploit synergies that it believes exist with the processing aid business, together with increasing business from the contract with DuPont.

            Sales of UK and other European packaging materials increased by $2,104,908 (139%) in the three months ended June 30, 1997 compared to the same period in 1996. As mentioned above, this was primarily due to the inclusion of EPL Flexible and the business of its main customer Pepsico.

            Gross margin for the second quarter of 1997 was 9.1% as compared to 15.1% for the second quarter of 1996. This reduction is also principally due to the inclusion in consolidation of sales of UK and other European packaging materials, which, as noted above, generate a lower average margin than processing aids. However, also as mentioned above, it also reflects the effect of the disproportionate level of fixed costs in packaging manufacturing operations exacting a disproportionate impact on margins on the seasonably lower fiscal second quarter volume levels, reorganization costs and the costs of operational inefficiencies at the EPL Flexible site arising from this and significantly increased volumes. As mentioned above, remedial action is already in progress, the benefits of which are expected to come through later in 1997.

            Selling, general and administrative expenses rose to $1,499,619 in the 1997 quarter from $1,100,198, an increase of $399,421. This was due to the inclusion in consolidation of expenses related to the inclusion of acquired subsidiaries and the continuing development of the sales and marketing effort as well as projects to support prospective, large customer particularly for field tests of the Company's fresh potato product (the Company expects that this level of additional expenditure will continue at least in the short term). Research and development costs increased from $219,185 to $265,839, an increase of $46,654. This reflects the costs to support the Company's scientific and technical objectives in relation to the ongoing sales effort for large, prospective customers particularly with reference to the field tests noted above. Again, the Company expects that these expenses will continue to exceed the expenses in 1996. However, overheads as a percentage of sales revenue fell from 71.5% in the three months ended June 30, 1996 to 34.5% in the same period in 1997. Depreciation and amortization expense increased by $117,419 from $200,811 in 1996 to $318,230 in 1997. The majority of this increase was due to and increased depreciation as a result of capital expenditure.

LIQUIDITY AND CAPITAL RESOURCES

            At June 30, 1997 the Company had $1,953,054 in cash and short term investments, compared with $1,639,567 at December 31, 1996, an increase of $313,487. During the six months ended June 30, 1997, cash has been used to fund operating activities of $1,648,157 and to finance the purchase of fixed tangible and intangible assets of $639,242. The decrease in net cash used in operations in 1997 is due primarily to an increase in current payables offset by an increase in accounts receivables, prepaid expenses and inventories. Total financing activities were $2,585,228 in this period, principally through the issuance of new stock and the exercise of options and warrants as mentioned in Notes 5 and 6 above.

            The Company may seek additional financing through an equity offering or increase in debt facility if the Company believes results of its sales objectives over the short term are unsatisfactory, although there can be no assurance that such capital would be available or if available, obtainable on acceptable terms in such circumstances. The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support its cost structure. The nature of the business is such that fresh-cut produce processors and other third-party users supplying retail markets require extensive on site, and, in certain cases, independent testing prior to utilizing the Company's product in their production. This results in an extended sales process. The Company's management believes that this process, despite the fact that success in this process is usually protected by confidentiality agreements for competitive reasons, is the basis for developing sustainable growth in revenues which will enable the Company to achieve profitable operations. The Company's management also believes that cash flows from consolidated operations and the availability of financing from other sources such as borrowing under its available line of credit, or other private or public issuances of equity which the Company believes may be obtained on acceptable terms, will allow the Company to maintain adequate financing for the next year, assuming minimal sales budgets are met. At June 30, 1997 the Company had 486,684 warrants outstanding to purchase shares of common stock at between $1.00 and $5.00 per share, which if exercised would provide the Company with gross proceeds of approximately $1,120,000. In addition, at June 30, 1997 the Company had 3,029,500 outstanding to purchase shares of common stock at a weighted average price of $3.42 per share, which if exercised would provide the Company with gross proceeds of approximately $10,360,000. There can be no assurance, however, that any such exercises will occur. At June 30, 1997, there were no material commitments for capital expenditures.

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

            a)     Exhibits

                   Exhibit 3.1 - Amended and Restated Articles of Incorporation of the Company, as amended to date.

                   Exhibit 10.11 - Employment agreement between EPL Technologies, Inc. and P.L. Devine, Director, President and Chief Executive Officer, as of January 1, 1997.

                   Exhibit 11.0 - Computation of Loss per share


            b)     Reports on Form 8-K

                   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EPL TECHNOLOGIES, INC.




Date:     August 14, 1997                /s/ Paul L. Devine
                                         --------------------
                                         Paul L. Devine
                                         Chairman and President
                                         (Principal Executive Officer)




Date:     August 14, 1997                /s/  Timothy B. Owen
                                         ----------------------
                                         Timothy B. Owen
                                         Principal Financial Officer