Form 10-Q
period 1997-09-30
EPL TECHNOLOGIES INC
filed 1997-11-14
CIK 945269

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the Quarter Ended SEPTEMBER 30, 1997

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the transition period from _____ to _____


                         Commission File Number: 0-28444


                             EPL TECHNOLOGIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

        Colorado                              84-0990658
------------------------         ---------------------------------------
(State of incorporation)         (I.R.S. Employer Identification Number)

                        2 INTERNATIONAL PLAZA, SUITE 245
                           PHILADELPHIA, PA                          19113-1507
                           ----------------                          ----------
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

               17,961,632 shares of $0.001 par value common stock
                       outstanding as of October 31, 1997.

                             EPL TECHNOLOGIES, INC.

                                      INDEX


                                                                                                    Page
                                                                                                    ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

         A.   CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1997
              AND DECEMBER 31, 1996                                                                   1

         B.   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
              THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997
              AND 1996                                                                                2

         C.   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
              NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996                                           3

         D.   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                    4


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                       8
              CONDITION AND RESULTS OF OPERATIONS.





                         PART II - OTHER INFORMATION

ITEM 5.       OTHER INFORMATION                                                                      12

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.                                                      12

         SIGNATURES.                                                                                 13


                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                      1997                 1996
                                                                  ------------         -------------
                                                                   (Unaudited)              *
                                     ASSETS
                                     ------
CURRENT ASSETS
Cash and cash equivalents                                         $  1,165,749        $  1,639,567
Accounts receivable, net                                             2,973,065           2,911,660
Due from related parties                                                30,585              34,101
Inventories                                                          2,195,201           1,938,819
Prepaid expenses and other current assets                            1,279,702             623,792
                                                                  ------------        ------------
    TOTAL CURRENT ASSETS                                             7,644,302           7,147,939
                                                                  ------------        ------------

PROPERTY AND EQUIPMENT, NET                                          4,120,961           4,005,711
                                                                  ------------        ------------
OTHER ASSETS
Patent and distribution rights, net                                  1,056,089           1,303,121
Goodwill                                                             2,324,556           2,503,655
Other intangibles, net                                                 227,608             254,996
                                                                  ------------        ------------
    TOTAL OTHER ASSETS                                               3,608,253           4,061,772
                                                                  ------------        ------------

      TOTAL ASSETS                                                $ 15,373,516        $ 15,215,422
                                                                  ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
Accounts payable                                                  $  4,362,175        $  3,005,577
Accrued expenses                                                       712,996           1,213,964
Other liabilities                                                      661,114             396,418
Line of credit - related party                                         337,500                   0
Current portion of long-term debt                                      222,345             262,779
                                                                  ------------        ------------
    TOTAL CURRENT LIABILITIES                                        6,296,130           4,878,738

LONG TERM DEBT                                                       2,107,032           1,554,161
DEFERRED INCOME TAXES                                                  151,836             161,926
MINORITY INTEREST                                                      (10,552)            202,120
                                                                  ------------        ------------
  TOTAL LIABILITIES                                                  8,544,446           6,796,945

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock                                 2,143,000           2,490,000
Series B Convertible Preferred Stock                                         0               5,319
Series C Convertible Preferred Stock                                       144                   0
Common Stock                                                            17,676              15,531
Additional paid-in capital                                          24,929,140          21,314,678
Accumulated deficit                                                (20,325,219)        (15,658,464)
Foreign currency translation adjustment                                 64,329             251,413
                                                                  ------------        ------------
   TOTAL SHAREHOLDERS' EQUITY                                        6,829,070           8,418,477
                                                                  ------------        ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 15,373,516        $ 15,215,422
                                                                  ============        ============

* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                             NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                               SEPTEMBER 30,                           SEPTEMBER 30,
                                                         1997                1996                1997                1996
                                                     ------------        ------------        ------------        ------------
Sales                                                $ 14,047,404        $  7,063,578        $  5,147,600        $  3,520,474

Cost of Sales                                          12,604,440           5,828,264           4,572,780           2,853,835
                                                     ------------        ------------        ------------        ------------

Gross Profit                                            1,442,964           1,235,314             574,820             666,639

Selling, general and administrative expenses            4,437,477           3,172,052           1,733,442           1,271,651

Research and development costs                            869,067             682,597             284,064             268,496

Depreciation and amortization                             931,359             689,428             328,894             275,621
                                                     ------------        ------------        ------------        ------------

Net loss from operations                               (4,794,939)         (3,308,763)         (1,771,580)         (1,149,129)

Interest expense, net                                      84,488              12,227              35,947              (4,765)

Minority Interest                                        (212,672)             (7,773)           (136,062)             (7,773)
                                                     ------------        ------------        ------------        ------------

Net loss                                             $ (4,666,755)       $ (3,313,217)       $ (1,671,465)       $ (1,136,591)

Deduct:
 Effect of 10% cumulative preferred dividend              338,917             248,357              92,230             111,250
                                                     ------------        ------------        ------------        ------------

Net loss for common stockholders                     $ (5,005,672)       $ (3,561,574)       $ (1,763,695)       $ (1,247,841)
                                                     ============        ============        ============        ============

Loss per common share                                $      (0.31)       $      (0.24)       $      (0.10)       $      (0.08)
                                                     ============        ============        ============        ============


The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               NINE MONTHS ENDED
                                                                               -----------------
                                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                                            1997                1996
                                                                        -------------       -----------

OPERATING ACTIVITIES:
    Net loss                                                             $(4,666,755)       $(3,313,217)
    Adjustments to reconcile net loss to net cash
     Used in operating activities:                                           918,481            689,428
    Gain on foreign currency translation                                      27,788             23,647
    Minority interest                                                       (212,672)            (7,773)
    Changes in assets and liabilities                                         75,886           (638,106)
                                                                         -----------        -----------

            Net cash (used) in operating activities                       (3,857,272)        (3,246,021)
                                                                         -----------        -----------

INVESTING ACTIVITIES:
    Purchase of intangible assets                                                  0            (59,488)
    Purchase of fixed assets                                                (776,919)        (2,207,402)
    Proceeds from sale of fixed assets                                        15,658                  0
                                                                         -----------        -----------

             Net cash (used) in investing activities                        (761,261)        (2,266,890)
                                                                         -----------        -----------

FINANCING ACTIVITIES:
    Proceeds from the exercise of options/warrants                         1,388,454          3,584,213
    Proceeds from issuance of preferred and common stock, net              1,875,978          2,500,000
    Proceeds from note payable/net borrowings/line of credit               1,086,495            939,000
    Repayment of long term debt                                             (206,212)          (643,012)
                                                                         -----------        -----------

           Net cash provided from financing activities                     4,144,715          6,380,201
                                                                         -----------        -----------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                            (473,818)           867,290

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               1,639,567          1,522,075
                                                                         -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 1,165,749        $ 2,389,365
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

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The financial information of EPL Technologies, Inc. and Subsidiaries (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.
         The financial information has been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Moreover, the results of operations for the nine months and three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. At this stage of the Company's development, month to month and quarter to quarter anomalies in operating results are to be expected. This information must also be read in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

NOTE 2 - OPERATIONS

         EPL Technologies, Inc. develops, manufactures and markets complementary proprietary technologies designed to maintain the quality and integrity of fresh produce. The Company's primary products are processing aids and packaging materials, together with a range of scientific and technical services that support and complement its product offerings. The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenues necessary to support its cost structure, of which there can be no assurance. The nature of the processing aid business is such that fresh-cut produce processors and other third party users supplying retail markets require extensive and confidential on-site, and, in certain cases, independent testing prior to utilizing the Company's products and related protocols in their production and then, for competitive reasons, protect the supply relationship with confidentiality agreements. This results in an extended sales process, which the Company supports by absorbing the costs of testing work undertaken and by retaining in a proprietary context the data generated. This level of support adds to the cost of market development. Management believes that success in this sales process with large processors is the primary basis for developing sustainable growth in revenues, which will enable the Company to achieve profitable operations in this area of the business, although there can be no assurance such will be the case. The nature of the packaging materials business is such that the sales process is shorter than that for processing aids, but there is still an approval process to be completed with new customers prior to sale.
         In September 1997, IPS Produce, Inc., ("IPSP"), one of the U.S. subsidiaries of the Company, executed a ten-year exclusive trademark license agreement and strategic alliance with Potandon Produce LLC ("Potandon"), a "Green Giant Fresh(TM)" brand licensee of the Pillsbury Company. Under this agreement, which is subject to extension beyond August 2007, and is subject to the terms of Potandon's license of the "Green Giant Fresh(TM)" brand from the Pillsbury Company, certain minimum royalties and other customary provisions, EPL will sell fresh-cut potato products, such as french fries, to the wholesale foodservice industry under the "Green Giant Fresh(TM)" brand name, utilizing EPL's "Potato Fresh(TM) System" processing aid technologies and related protocols. The sales process and documentary negotiations involved in securing this alliance took two years. The fresh-cut potato products will be sold to the foodservice industry through IPSP using raw materials from Potandon, in conjunction with one or more co-packers expected to be operating at several sites around the US. There can, however, be no assurance as to the pace of development or degree of success of the expansion of this part of the Company's business.
         Subsequent to the end of the quarter, the Company also announced a license agreement for its "Apple System(TM)" processing aid (see note 9 below - Subsequent Events).
         The Company's management believes that cash flows from consolidated operations and the availability of financing from other sources, such as additional borrowing under its available line of credit, or other private or public issuances of equity which the Company believes may be obtainable acceptable terms, will provide the Company adequate financing for the next year, assuming minimal sales budgets are met. For example, the Company, after the end of the period reported, successfully raised $12.5 million in new equity in a private transaction. See Note 6, Note 9 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

NOTE 3  - INVENTORIES

Inventories consisted of the following:

                              September 30, 1997             December 31, 1996
                              ------------------             -----------------

Raw Materials and Supplies       $1,198,962                       $  938,050
Finished Goods                      996,239                        1,000,769
                                 ----------                       ----------

     Total Inventories           $2,195,201                       $1,938,819
                                 ==========                       ==========




NOTE 4 - INTANGIBLE ASSETS - PATENT AND DISTRIBUTION RIGHTS AND GOODWILL

              Patents are amortized over the shorter of their estimated useful lives or the life of the patent. The net book value of acquired and developed patents totaled $998,689 as of September 30, 1997. Distribution rights are amortized over the ten-year life of the relevant agreement. The net book value of previously acquired distribution rights totaled $57,400 as of September 30, 1997. Amortization expense related to patent and distribution rights totaled $247,032 for the nine months ended September 30, 1997. Goodwill related to the acquisition of certain subsidiaries is being amortized on a straight line basis over ten years. Amortization expense related to goodwill and other intangible assets totaled $247,844 for the nine months ended September 30, 1997.


NOTE 5 - CONVERTIBLE PREFERRED STOCK

              The Company's 10% Series A Convertible Preferred Stock (the "Series A Stock"), which has been issued up to its authorized limit of 3,250,000, was issued more than three years ago at a price of $1.00 per share, with each share of Series A Stock carrying the option to convert into common shares at a rate of $0.75 per share. The Series A Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series A Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares ($0.75 per share) at the Company's option (dividends in arrears at September 30, 1997 totaled $1,279,986).
              During the three months ended September 30, 1997, shareholders holding 210,000 shares of Series A Stock elected to exercise their right of conversion, leaving 2,143,000 shares of Series A Stock outstanding at September 30, 1997. In addition, 20% of the common stock into which the Series A Stock may be converted carries detachable warrants at an exercise price of $1.00 per warrant. During the three months ended September 30, 1997, 91,733 of these warrants were exercised, leaving 135,464 of these warrants unexercised at September 30, 1997.
              At the Annual Shareholders Meeting of the Company held on July 21, 1996, the shareholders approved an amendment to the Company's Articles of Incorporation to permit the issuance of up to 2,000,000 shares of preferred stock (the "Board Designated Preferred Stock") with such designations and preferences as the Company's Board of Directors may determine from time to time. On July 23, 1996, the Company issued 531,915 of these shares - designated Series B Convertible Preferred Stock - at an aggregate consideration of $2,500,000 to two existing institutional investors in the Company (the "Series B Stock"). Such issuance was made under Regulation D under the Securities Act of 1933, as amended, as a transaction not involving a public offering. The Series B Stock carries the option to convert into shares of common stock at the rate of $4.70 per share and votes as a class, except as otherwise provided by law, with the Series A Stock, the Series C Stock (as defined below) and the common stock, based on the underlying number of shares of common stock after conversion. During the three months ended September 30, 1997, shareholders holding 531,915 shares of Series B stock elected to fully exercise their right of conversion into common stock and thus there were no shares of Series B Stock outstanding at September 30, 1997. The Series B Stock carried a dividend rate of 10% per annum, payable in cash and/or shares ($4.70 per share) at the Company's option. (The dividend in arrears on the Series B Stock at September 30, 1997 totaled $270,092.)
              During the three months ended June 30, 1997, the Company accepted the subscription of $1.0 million, received in the three months ended March 31, 1997, from an existing institutional shareholder in connection with a private offering of common and Board Designated Preferred Stock. This resulted in the issuance of 87,500 shares of common stock, together with 144,444 shares of Board Designated Preferred Stock - designated Series C Convertible Preferred Stock (the "Series C Stock"). Such issuance was made under Regulation D under the Securities Act of 1933, as amended, as a transaction not involving a public offering. The Series C Stock carries the option to convert into shares of common stock at the rate of $4.50 per share and votes as a class, except as otherwise provided by law, with the Series A Stock, the Series B Stock and the common stock, based on the underlying number of shares of common stock after conversion. The Series C Stock carries a dividend rate of 10% per annum, payable in cash and/or shares ($4.50 per share) at the Company's option. The dividend in arrears on the Series C Stock at September 30, 1997 totaled $20,583.
              At the Annual Meeting of the Company held on July 21, 1997, the shareholders of the Company approved an increase in the number of shares of Board Designated Preferred Stock reserved for issuance from 2,000,000 to 4,000,000. See also Note 9 below.

NOTE 6 - ISSUANCE OF COMMON STOCK AND EXERCISE OF WARRANTS

              In addition to the 280,000 shares of common stock issued upon the conversion of 210,000 shares of Series A Stock, the 531,915 shares of common stock issued upon conversion of an equal number of shares of Series B Stock and 91,733 shares of common stock issued upon the exercise of warrants underlying the Series A Stock, all as described in Note 5 above, 175,000 shares of common stock were issued due to the exercise of stock options covered by the Company's registration statements on Form S-8 during the three month period ended September 30, 1997. This exercise of options resulted in gross proceeds to the Company of $510,656. Furthermore, 110,450 previously privately-issued warrants were exercised, which resulted in additional gross proceeds to the Company of $220,900.
              At the Annual Meeting of the Company held on July 21, 1997, the shareholders also approved an amendment to the Company's 1994 Stock Incentive Plan (the "Plan") which increased the number of shares of common stock reserved for issuance under the Plan from 3,000,000 to 4,500,000.

NOTE 7 - NET LOSS PER COMMON SHARE

              Net loss per common share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares and common share equivalents during the period. Outstanding options, convertible Series A Stock, Series B Stock and Series C Stock and stock warrants were determined to be antidilutive for the periods ended September 30, 1997 and 1996 and were therefore excluded from the per share calculations.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

              The Financial Accounting Standards Board ("FASB") has issued SFAS No. 128, "Earnings Per Share," which will result in changes to the computation and presentation of earnings per share. The Company will be required to adopt this standard during its year ended December 31, 1997 with earlier adoption not permitted. At this time, the Company has not determined the impact this standard will have on the Company's earnings per share.
              In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," This statement, which establishes standards for reporting and disclosing comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative periods is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company expects to adopt SFAS No. 130 effective January 1, 1998.
              In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative periods is required under SFAS No. 131. The Company does not expect adoption of this statement to result in changes to its presentation of financial information. The Company expects to adopt SFAS No. 131 effective January 1, 1998.

NOTE 9 - SUBSEQUENT EVENTS

              On October 3, 1997, Integrated Produce Systems, Inc. a subsidiary of the Company, announced a three-year license agreement with Farmington Fresh ("FF"), which the Company believes is the largest grower and shipper of Fuji apples in California. Under this agreement, which may be extended beyond its initial term, FF will produce fresh-cut apple slices, utilizing the Company's "Apple System(TM)" processing aid technologies and related protocols, as well as the Company's scientific support and packaging technologies. The new sliced apple product will be processed at FF's newlybuilt processing plant in California. The agreement grants FF production exclusivity in FF's local geographic market. The Company announced this arrangement in a report on a Form 8-K filed October 3, 1997.
              Effective October 21, 1997, the Company completed a revolving line of credit agreement with Trilon Dominion Partners LLC, the Company's largest shareholder (the"Trilon Line"). Under the Trilon Line, which makes available to the Company $2.1 million for working capital purposes, any amounts drawn are secured by, amongst other things, a blanket lien on the assets of the Company's wholly-owned US subsidiaries and on the assets of the Company itself. Any accounts drawn under this line of credit are repayable on September 30, 1998, unless repaid earlier or the repayment date is renegotiated. Interest at the "prime rate" (as published in the Wall Street Journal) plus 3% or 4% is payable quarterly in arrears. $337,500 was drawn at September 30, 1997 . The Company reported this arrangement in a report on Form 8-K filed October 24, 1997.
              Effective October 31, 1997, the Company announced the acquisition of 100% of the issued shares of California Microbiological Consulting, Inc. ("CMC"), based in Walnut Creek, CA. CMC specializes in food safety, forensic testing and microbiological consulting. The acquisition provides the Company with a West Coast food safety laboratory and microbiological testing facility to complement the Company's East Coast capabilities at the facilities of its Pure Produce, Inc. subsidiary. The two companies together afford the Company increased food safety management capability, together with production monitoring, contract research and HACCP (Hazard Analysis Critical Control Points) and TQM (Total Quality Management) program services. The consideration was settled almost exclusively through the issuance of shares of common stock in the Company. The total consideration was not material.
              Effective November 10, 1997, the Company issued 12,500 further shares of Board Designated Preferred Stock - designated Series D Convertible Preferred Stock - at an aggregate consideration, before associated costs and expenses, of $12,500,000, to three new institutional investors (the "Series D Stock"). Such issuance was made under Regulation D under the Securities Act of 1933, as amended, in a transaction not involving a public offering. The Series D Stock carries the option to convert into shares of common stock at a variable rate, based on a formula linked to the prevailing market price at the time of conversion, and subject to certain limitations. The conversion rate may be up to a 50% premium to the closing market price at the consummation of the transaction (i.e. a 50% premium to the November 7, 1997 closing price of $7.75). In addition, the Company issued 403,228 warrants exercisable at 130% of the closing price (i.e. $10.08) exercisable at any time over the next 5 years. Part of the proceeds of this offering were used to repay the Trilon Line on November 12, 1997, whereupon the Company instructed Trilon to cancel the Trilon Line and to file appropriate releases of all collateral securing the Trilon Line. The Trilon Line therefore is no longer available for drawings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
              EPL Technologies, Inc. develops, manufactures and markets complementary proprietary technologies designed to maintain the quality and integrity of fresh produce. The Company's primary products are processing aids and packaging materials, together with a range of scientific and technical services that support and complement its product offerings. These products and services are designed for and marketed to processors of fresh fruits and vegetables to be integrated into a customer's fresh produce production system. The Company believes its products are safe (the Company's processing aid products use ingredients that are included in the Food and Drug Administration list as "generally recognized as safe"), environmentally friendly and, together with the Company's services, add significant value to the business of its customers. The Company also believes that its processing aids, packaging materials and services are complementary technologies and markets them as such. The Company's goal is to become a world class provider of products and scientific and technical services designed to maintain the quality and integrity of fresh produce. As consumer awareness continues to grow, including reaction to reports regarding the potential health concerns surrounding the use of sulfite-based preservatives and untreated produce or produce-derived food products, management believes interest in the Company's products will increase, although there can be no assurance in this regard. Management is continually searching for new ways to market its products and services and expand operations, both internally and, where appropriate, through strategic and opportunistic acquisitions.
              In this regard, in March 1997 the Company executed a letter of intent containing its conditional offer to acquire a European-based specialty packaging business, with sales revenue of approximately $7,500,000. Since that time the Company has continued its due diligence and negotiations, which have continued to progress satisfactorily. The Company believes that this acquisition would complement its existing European operations and advance its strategic plan of the range of products and services it desires to offer. It currently believes that the acquisition will be completed by the end of 1997 or the first quarter of 1998. There can, however, be no assurance that this or any other acquisition will in fact be consummated.
              In addition, the Company continues to be in discussions with a number of other processors and companies in connection with the use of the Company's processing aid technology and related protocols in various fruit and vegetable categories, as well as the use of its variety-specific produce packaging technologies, with regard to potential strategic alliances, joint ventures, licenses and other contracts. In this regard, as mentioned above in
Note 2 (Operations), effective September 22, 1997 the Company, through its subsidiary IPS Produce, Inc., executed a ten-year exclusive trademark license agreement and strategic alliance with Potandon Produce LLC, a "Green Giant Fresh(TM)" brand licensee of the Pillsbury Company. Under this agreement, which is subject to extension beyond August 2007, and is subject to the terms of Potandon's license of the "Green Giant Fresh(TM)" brand from the Pillsbury Company, certain minimum royalties and other customary provisions, EPL will sell fresh-cut potato products, such as french fries, to the wholesale foodservice industry under the "Green Giant Fresh(TM)" brand name, utilizing EPL's "Potato Fresh(TM) System" processing aid technologies and related protocols. The fresh-cut potato products will be sold to the foodservice industry through IPSP using raw materials from Potandon, in conjunction with one or more co-packers expected to be operating at several sites around the US. Furthermore, as mentioned in Note 9 (Subsequent Events) of the financial statements, the Company announced, subsequent to the end of the quarter, a three-year license agreement for its "Apple System(TM)" processing aid with Farmington Fresh ("FF"),which the Company believes is the largest grower and shipper of Fuji apples in California. In addition to the "Apple System(TM)" being used in the production of fresh-cut apple slices, the company also supplies FF with its scientific support and packaging technologies. The agreement grants FF production exclusivity in their local geographic market. There can, however, be no assurance as to the pace of development or degree of success of the expansion of this part of the Company's business. Other discussions in relation to further potential transactions are continuing. However, there can be no assurance that any such discussions will result in any further transaction being consummated.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

              Sales for the nine months ended September 30, 1997 were $14,047,404, an increase of 99% on the total revenue of $7,063,578 achieved during the nine months ended September 30, 1996. Sales for the first nine months of

1997 was comprised of $2,098,421 of processing aids and related activities, $2,047,745 of US packaging materials and $9,901,238 of UK and other European packaging materials.
              Sales of processing aids and related activities increased by $1,377,970 (191%) compared to the nine months ended September 30, 1996. This increase was mainly from the inclusion of the revenue from the Company's corn activities through its majority owned company NewCorn Co LLC, which joint venture was completed on July 22, 1996. The focus of processing aid activity continues to be towards new product introduction to larger processors. The supply of product for testing continues, and in some cases has been expanded and/or accelerated, and as detailed below, significant costs have been incurred which are yet to yield material revenue increases. The main market development work has been, and continues to be, on potatoes, corn and apples. Some of the initial results of this work are evidenced in the agreements with Potandon Produce LLC and Farmington Fresh detailed above. The potato and apple markets are potentially the two largest produce categories and the Company believes that both of these agreements have the potential to yield significant future revenue streams to the Company, although no material income is expected in 1997. Product development continues on broccoli and mushrooms. As mentioned above, the Company continues to evaluate the most appropriate strategic options with regard to the development of each fruit or vegetable category. In each case, there can be no assurance that any such development activity will succeed in generating profits for the Company.
              Sales of US packaging materials increased by $963,479 (89%) over the same period in 1996, much of which was due to the inclusion in operations of results from Crystal Specialty Films, Inc. (Crystal) which the Company acquired in July 1996. The balance of the increase came from growth in the business of the Company's Respire Films subsidiary, together with an initial contribution from the contract with DuPont for gas-flame film perforation services. Revenue from this source, which is serviced from the Crystal factory, is expected to increase during 1998.
              Sales of UK and other European packaging materials increased by $4,642,377 (88%) in the nine months ended September 30, 1997 compared to the same period in 1996. This reflected both an increase in the underlying business of the company formerly known as Bakery Packaging Services Limited (BPS) as well as the contribution from EPL Flexible Packaging Limited (EPL Flexible) and its main customer Pepsico. BPS and EPL Flexible now trade under the one name, EPL Flexible. At the end of 1996/early 1997, the Company relocated all of the film printing activities previously located at the BPS site to the EPL Flexible site. In addition, following this relocation, a plant reorganization to facilitate an increase in higher margin film perforation and conversion capacity at the BPS site, together with an increase in production capacity from the combined printing equipment of the EPL Flexible site, were commenced. Costs incurred to date in connection with this reorganization have had a negative impact on the gross margin in the first nine months of 1997.
              Gross margin for the nine months ended September 30, 1997, was 10.3% as compared to 17.5% for the same period in 1996. This reduction was principally due to: the inclusion in consolidation of sales of UK and other European packaging materials, which generate a lower average margin than processing aids and now represent a greater proportion of total group sales; the effect of the disproportionate level of fixed costs in packaging manufacturing operations exacting a disproportionate impact on margins on the seasonably lower fiscal first half volume levels, which continued to some degree in the third quarter; the previously noted costs incurred in the relocation of the film printing activities to the EPL Flexible site; costs associated with the subsequent plant reorganization at BPS and increase in EPL Flexible production capacity, which are expected to continue to some degree into the next quarter; and an adverse sales mix in the period. With the relocation of the printing presses mentioned above, combined with the significant increase in volumes, the EPL Flexible site incurred operational inefficiencies in meeting this demand. While action to address these is being taken, the benefits of this action, to the extent they materialize, are not expected to begin to affect the Company until late in 1997 and into 1998.
              Selling, general and administrative expenses rose from $3,172,052 for the nine months ended September 30, 1996 to $4,437,477 for the same period in 1997, an increase of $1,265,425 (40%). This increase was due not only to the inclusion on consolidation of incremental expenses from the inclusion of EPL Flexible, Crystal, and NewCorn Co, but also due to the continuing and accelerating development of the sales and marketing effort as well as projects to support prospective large customers. As discussed above, this effort is focused on a number of vegetable categories, including potatoes, corn and apples, where market development activity is continuing. The Company expects that this level of additional expenditure will continue at least in the short-term and may even increase. In addition, the Company continues to spend significant amounts on patent preparation and filing. Today, the Company has two US patents and two overseas patents. In addition, however, it has three patents pending in the US, 26 patent applications pending overseas, as well as two patents being prepared for application. The Company believes that this patent expense, which it expects will continue in at least the short term, will help protect the Company's future anticipated revenues, although in this regard there can be no assurance that this will in fact be the case.
              Research and development costs increased from $682,597 for the first nine months of 1996 to $869,067 for the same period of 1997, an increase of $186,470 (27%). This reflects increased costs of the scientific activities related to projects supporting the sales effort for prospective large customers, which, as previously noted, the Company absorbs. Again, the Company expects that these higher expenses will continue in the short-term, although it believes the results of these expenditures will be seen in incremental revenues later in 1997 and beyond. Despite these increases, overheads as a percentage of sales revenue fell from 54.6% in the nine months ended September 30, 1996 to 37.8% for the nine months ended September 30, 1997. Depreciation and amortization expense increased by $241,931 (35%), from $689,428 in the first nine months of 1996 to $931,359 for the same period of 1997. This reflects increased depreciation and amortization as a result of capital expenditure and the assets acquired in the EPL Flexible, Crystal and NewCorn Co acquisitions in the second half of 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

              Sales for the three months ended September 30, 1997 increased to $5,147,600 compared with $3,520,474 recorded during the three months ended September 30, 1996, an increase of $1,627,126 (46%). Of the sales in the third quarter, processing aids and related activities accounted for $1,090,087, US packaging materials $692,293 and UK and other European packaging materials $3,365,220.
              Sales of processing aids and related activities rose by $564,396 (107%) compared to the three months ended September 30, 1996. This increase was mainly due to the inclusion of revenue from the Company's Newcorn Co corn and other activities as noted above. The focus of processing aid activity continues to be towards new product introduction to larger processors. The supply of product for testing continues, and in some cases has been expanded and/or accelerated, and as detailed below, costs have been incurred which are yet to yield significant revenue increases. The main market development work has been, and continues to be, on potatoes, corn and apples. Some of the initial results of this work are evidenced by the conclusion of the agreements with Potandon Produce LLC and Farmington Fresh detailed above. The Company believes that both of these agreements have the potential to yield significant future revenue streams to the Company, although no material income is expected in 1997. Product development continues on broccoli and mushrooms. As mentioned above, the Company continues to evaluate the most appropriate strategic options with regard to the development of each fruit or vegetable category.
              Sales of US packaging materials grew by approximately 8% or $51,500 from the same period in 1996. The Company continues to target and to expand product development activities and to exploit synergies that it believes exist with the processing aid business, together with increasing business from the contract with DuPont, although there can be no assurance of success.
              Sales of UK and other European packaging materials increased by $1,011,219 (43%) in the three months ended September 30, 1997 compared to the same period in 1996. This was due to a full quarter of the business from Pepsico, which only began during the same period in 1996, plus growth in the underlying business.
              Gross margin for the third quarter of 1997 was 11.2% as compared to 18.9% for the third quarter of 1996. This reduction was also principally due to the inclusion in consolidation of sales of UK and other European packaging materials, which, as noted above, generate a lower average margin than processing aids. However, as mentioned above, it also reflects the effect of the disproportionate level of fixed costs in packaging manufacturing operations, reorganization costs and the costs of operational inefficiencies at the EPL Flexible site arising from this and significantly increased volumes. As mentioned above, while action to address these is being taken, the benefits of this action, to the extent they materialize, are not expected to begin to affect the Company until late in 1997 and into 1998.
              Selling, general and administrative expenses rose to $1,733,442 in the 1997 quarter from $1,271,651, an increase of $461,791 (36%). This was due to the inclusion in consolidation of expenses related to the inclusion of acquired subsidiaries and the continuing development of the sales and marketing effort as well as projects to support prospective, large customer particularly for field tests of the Company's fresh potato products (the Company expects that this level of additional expenditure will continue at least in the short term). In addition, as mentioned above, the Company continues to spend significant amounts on patent preparation and filing. Research and development costs increased from $268,496 to $284,064, an increase of $15,568. This reflects the costs to support the Company's scientific and technical objectives in relation to the ongoing sales effort for large, prospective customers, particularly with reference to the field tests noted above. Again, the Company expects that these expenses will continue to exceed the expenses in 1996. However, overheads as a percentage of sales revenue fell from 43.7% in the three months ended September 30, 1996 to 39.2% in the same period in 1997. Depreciation and amortization expense increased by $53,273 from $275,621 in 1996 to $328,894 in 1997. The majority of this increase was due to increased depreciation as a result of capital expenditure.

LIQUIDITY AND CAPITAL RESOURCES

              At September 30, 1997 the Company had $1,165,749 in cash and short term investments, compared with $1,639,567 at December 31, 1996, a decrease of $473,818. During the nine months ended September 30, 1997, cash has been used to fund operating activities of $3,857,272 and to finance the purchase of fixed tangible and intangible assets of $776,919. The increase in net cash used in operations of $611,251 in the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996 reflects the increased loss in 1997 offset by lower amounts used in inventory and a smaller increase in accounts receivable balances. Total financing activities were $4,144,715 in this period, principally through the issuance of new stock and the exercise of options and warrants as mentioned in Notes 5 and 6 above.
              In August 1997, the Company, through its wholly-owned English subsidiary EPL Technologies (Europe) Limited, completed an additional revolving term loan with the Bank of Scotland. This totaled (pound)400,000 ($646,000 at an exchange rate of $1.615) and was drawn in full by September 30, 1997. This term loan matures and carries an interest rate of 2 1/2% over the Bank of Scotland Base Rate, which base rate is currently 7%. The term loan, together with the existing Bank of Scotland banking facilities, are collateralized on the assets of EPL Technologies (Europe) Ltd. and its two main subsidiaries - Bakery Packaging Services Limited and EPL Flexible Packaging Limited.
              As detailed above in Note 9 (Subsequent Events), effective November 10, 1997, the Company raised gross proceeds of $12,500,000 through the issuance of the Series D Stock, in a transaction not involving a public offering. Part of the proceeds of this offering were used to repay the Trilon Line (as defined in Note 9) on November 12, 1997, whereupon the Company instructed Trilon to cancel the Trilon Line and to file appropriate releases of all collateral securing the Trilon Line.
              The Company may seek additional financing through an equity offering or increase in debt facilities such as those agreed with Trilon (see
Note 9 above - Subsequent Events), if the Company believes results of its sales objectives over the short term are unsatisfactory, although there can be no assurance that such capital would be available or if available, obtainable on acceptable terms in such circumstances. The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support its cost structure, of which there can be no assurance. The nature of the processing aid business is such that fresh-cut produce processors and other third-party users supplying retail markets require extensive on-site and, in certain cases, independent testing prior to utilizing the Company's products and related protocols in their production and then, for competitive reasons, protect the supply relationship with confidentiality agreements. This results in an extended sales process. The Company's management believes that this sales process, is the basis for developing sustainable growth in revenues which will enable the Company to achieve profitable operations, although there can be no assurance in this regard. The Company's management also believes that cash flows from consolidated operations and the availability of financing from other sources such as borrowing under its available line of credit, or other private or public issuances of equity which the Company believes may be obtained on acceptable terms, will allow the Company to maintain adequate financing for the next year, assuming minimal sales budgets are met.
              At September 30, 1997 the Company had 284,501 warrants (i.e. excluding those issued in connection with the Series D Stock) outstanding to purchase shares of common stock at between $1.00 and $5.00 per share, which if exercised would provide the Company with gross proceeds of approximately $807,000. In addition, at September 30, 1997 the Company had 2,855,000 options outstanding to purchase shares of common stock at a weighted average price of $3.45 per share, which if exercised would provide the Company with gross proceeds of approximately $9,850,000. There can be no assurance, however, that any such exercises will occur. At September 30, 1997, there were no material commitments for capital expenditures.

FORWARD LOOKING STATEMENTS

              The discussion above includes certain forward looking statements regarding the Company's expectations on gross margin, expenses, market penetration, success in obtaining large new customers, possible acquisitions, access to debt or equity capital and new product introduction. Consequently, actual results may vary materially from such expectations. Meaningful factors that might affect such results include : a) the length and effectiveness of the sales process for processing aids and packaging, b) raw material availability and pricing, c) changes in regulatory environment that might adversely affect marketing of the Company's products, d) the length of time to scale up production in connection with the apple and potato contracts referred to above, and e) difficulty with research and development activities regarding new products, including extension of necessary time periods or increase in expense for product introduction.

                           PART II - OTHER INFORMATION


ITEM  5.    OTHER INFORMATION.

                  None


ITEM   6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a)      Exhibits

                  Exhibit 3.1 - Amended and Restated Articles of Incorporation
                                of the Company, as amended to date.

                  Exhibit 3.2 - Amended and Restated By-Laws of the Company,
                                as amended to date.

                  Exhibit 4.4 - Series D Preferred Stock - Securities Purchase
                                Agreement

                  Exhibit 4.5 - Series D Preferred Stock - Registration Rights
                                Agreement

                  Exhibit 10.12 - Trademark License Agreement between IPS
                                  Produce, Inc. and Potandon Produce LLC.*

                  Exhibit 11.0 - Computation of Loss per share


          b)      Reports on Form 8-K

                  On September 25, 1997, the Company filed a report on Form 8-K under Item 5 thereof, in connection with the execution by IPS Produce, Inc., a subsidiary of the Company, of a trademark license agreement and strategic alliance with Potandon Produce LLC.









                  * Confidential treatment has been requested for certain portions thereof. Such portions have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  EPL TECHNOLOGIES, INC.




Date:     November 14, 1997                         /s/ Paul L. Devine
                                                  --------------------

                                                  Paul L. Devine
                                                  Chairman and President
                                                  (Principal Executive Officer)




Date:     November 14, 1997                         /s/  Timothy B. Owen
                                                  ----------------------

                                                  Timothy B. Owen
                                                  Principal Financial Officer