Form 10-K405/A
period 1996-12-31
EPL TECHNOLOGIES INC
filed 1998-02-17
CIK 945269

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K/A


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


                     INDEX TO ANNUAL REPORT ON FORM 10-K/A
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


      The Company was incorporated in 1985 under the laws of the State of Colorado. The Company's executive offices are located at 2 International Plaza, Suite 245, Philadelphia, Pennsylvania 19113-1507, and its telephone number is (610) 521-4400.


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

      INDUSTRY AND GEOGRAPHIC AREA SEGMENTS


      Of the Company's two primary product lines, processing aids are sold primarily in the United States with smaller amounts also sold in Canada, while packaging materials are marketed in North America, the United Kingdom and, to a lesser extent, Continental Europe. Since the acquisition of BPS in late 1995 there has been an increase in marketing activity, both in the Company's processing aid and applications technology in Europe. In addition, proprietary perforating technologies developed by BPS have been introduced into the US market. See Note 17 to Consolidated Financial Statements.




CUSTOMER CONCENTRATION



      During 1996, Walkers Snack Foods Ltd., a division of Frito-Lay Europe, a subsidiary of Pepsico, Inc. ("Pepsico") accounted for 13% of annual revenues. During 1995, no customer accounted for more than 10% of annual revenues. During 1994, two customers, Taylor Packaging and Dixie Produce, accounted for 18% and 17% of annual revenues, respectively.


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


            At the Annual Meeting of the Company held on July 22, 1996, the shareholders of the Company approved the issuance of up 2,000,000 shares of preferred stock, to bear such designations and preferences as the Board may determine ("Board Designated Preferred Stock"). On July 23, 1996, the Company issued 531,915 shares of 10% cumulative convertible Series B Preferred Stock ("Series B Preferred Stock") to certain accredited investors who were existing shareholders of the Company, in a transaction exempt from registration pursuant to
            Section 4(2) of the 1933 Act. These shares carry the option to convert into shares of Common Stock at the rate of $4.70 per share and carry equal voting rights to the shares of Common Stock, based on the underlying number of shares of Common Stock after conversion. The Series B Preferred Stock carries a dividend rate of 10% per annum, payable in cash and/or shares at the Company's option. The aggregate dividend due on the Series B Preferred Stock at December 31, 1996 was $110,445.


            During 1996, a total of 1,399,331 shares of Common Stock were issued pursuant to the exercise of outstanding warrants, resulting in net proceeds to the Company of $3,298,876 in a transaction exempt from registration pursuant to Section 4(2) of the 1933 Act. During 1996, the Company issued 5,983 shares of Common Stock pursuant to the Company's option plan as payment for professional services resulting in expense of $23,932.


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


            In September 1995, the Company sold 2,750,000 shares of Common Stock to a limited number of "accredited investors", (within the meaning of Rule 501 under the 1933 Act) for an aggregate consideration of $5,500,000, in a transaction exempt from registration pursuant to
            Section 4(2) of the 1933 Act (the "1995 Placement"). The Company issued warrants to purchase 55,000 shares of Common Stock for $2.00 per share to Hermitage Capital Corp., as placement agent for the 1995 Placement. Additionally, on October 2, 1995, $4,050,000 in outstanding borrowings under a line of credit with Trilon Dominion Partners, L.L.C. was converted into 2,025,000 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock for $2.00 per share. The Company also issued to Trilon 162,612 shares of Common Stock in settlement of accrued interest of $310,164, and 46,500 shares of Common Stock in settlement of commitment fees.



            Additionally, in 1995 21,361 shares of Common Stock were issued as compensation to employees and as payment for professional services pursuant to the Company's option plan, resulting in expense of $37,381.

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

                                         FISCAL          FISCAL         FISCAL         FISCAL         EIGHT         FISCAL
                                          YEAR            YEAR            YEAR          YEAR          MONTHS         YEAR
                                         ENDED            ENDED          ENDED         ENDED          ENDED          ENDED
                                        12/31/96        12/31/95       12/31/94       12/31/93       12/31/92       4/30/92
                                      (As Restated)
STATEMENT OF OPERATIONS


Sales                                $ 11,314,141    $  3,239,566    $   578,463    $   177,552    $   141,597    $   165,491
Gross profit                            2,177,885         770,723        190,916        131,470         65,477         81,037

Expenses:
  Selling, general, administrative      6,352,119       3,812,938      3,471,952      2,768,685        496,149        310,802
  research and development,
  depreciation and amoritization
  interest expense (income) and           121,655         277,719         91,554          28,725       (14,680)       (27,348)
  income taxes                        ------------    ------------    ----------     -----------      ---------      ---------

Net loss                               (4,295,919)     (3,319,934)    (3,372,590)    (2,665,940)      (415,992)      (202,417)
Accretion, discount and
  dividends on preferred stock            998,924         313,854        324,185        199,198
                                     ------------    ------------    -----------    -----------    -----------    -----------

Net loss for common stockholders     $ (5,294,843)   $ (3,633,788)   $(3,696,775)   $(2,865,138)   $  (415,992)   $  (202,417)
                                     ============    ============    ===========    ===========    ===========    ===========

Weighted average number of
  common shares                        14,873,518       9,311,059      7,258,725      6,071,241      5,908,616      5,865,241

Net loss per common share            $      (0.36)   $      (0.39)   $     (0.51)   $     (0.47)   $     (0.07)   $     (0.03)
                                     ============    ============    ===========    ===========    ===========    ===========

BALANCE SHEET

Working capital (deficiency)         $  2,069,594    $  1,166,921    $  (378,207)   $  (622,924)   $  (149,627)   $  (267,774)

Total assets                           15,215,422      10,041,197      3,188,745      2,629,846      3,193,949      1,905,211

Long-term debt                          1,554,161         844,333      1,812,181         75,880        238,331

Total liabilities                       6,796,945       3,665,358      2,770,606        983,722      1,011,226        321,599

Total shareholders' equity              8,418,477       6,375,839        418,139      1,646,124      2,182,723      1,583,652


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

      Revenue from the UK and European packaging materials businesses grew from $1,898,590 to $8,270,488. This reflected a full period contribution from BPS, acquired in September 1995, together with an initial contribution from EPL Flexible. BPS continues to develop, and the Company is beginning to exploit the synergies between the two businesses. At the end of 1996 the Company relocated all of the film printing activities that were located at BPS to the EPL Flexible site, which is expected to yield economies of scale from having all of the printing activities in one location. It will also facilitate an increase in higher margin film perforation capacity at BPS and a plant reorganization to achieve this is expected to be undertaken during the first half of 1997. Having acquired the assets at EPL Flexible in July 1996, business has been increasing during the period, principally from its main customer, Walkers Snack Foods Ltd., a division of Frito-Lay Europe, a subsidiary of Pepsico, Inc. ("Pepsico"), and new customers are actively being sought to help maximize the available capacity and further diversify the customer base. There can be no assurance, however, that the Company will be successful in doing so.



      In 1996, one customer, Pepsico, accounted for 13% of annual revenues for the group and in 1995 no customers accounted for more than 10% or more of annual revenues. Gross margin for the year was 19.2% as compared to 23.8% for the same period last year. This reduction is due principally to the inclusion in consolidation of sales of UK and European packaging materials, which generate a lower average margin than processing aids. In addition, it reflects the relationship between the volume of product sold and dollar volumes, which can be substantially affected from quarter to quarter by varying product mix, varying processor efficiency levels and by promotional pricing of products used for tests and evaluation. As the proportion of revenue generated from processing aids or perforated film increases, management believes that this gross margin will increase, although, there can be no assurance that such in fact will be the case.


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



      YEAR 2000 COMPLIANCE



      The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in manufacturing, product development, financial business systems and various administrative functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification or even possibly replacement of such source code or applications will be necessary. The Company is currently in the process of completing its identification of software applications that are not "Year 2000" compliant. Given the information known at this time about the Company's systems, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems as necessary, it is currently not anticipated that these "Year 2000" costs will have any material adverse impact on the Company's business, financial condition or results of operations. However, the Company is still in the preliminary stages of analyzing its software applications and, to the extent they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update software, or potential systems interruptions, would not have a material adverse effect on the Company's business, financial condition or results of operations.

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


As discussed in Note 19, the December 31, 1996 consolidated financial statements have been restated to reflect the accretion of the Series B Preferred Stock discount.


Deloitte & Touche LLP
Philadelphia, Pennsylvania


March 28, 1997, except for Notes 9 and 19, as to which the date is January 26, 1998

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

                                                                        1996             1995
                                                                   (As restated,
                                                                    See Note 19)
CURRENT ASSETS:
  Cash and cash equivalents                                         $  1,639,567    $  1,522,075
  Accounts receivable, net                                             2,911,660       1,333,353
  Due from related parties                                                34,101          74,777
  Inventories                                                          1,938,819         561,255
  Prepaid expenses and other current assets                              623,792         442,814
                                                                    ------------    ------------

           Total current assets                                        7,147,939       3,934,274
                                                                    ------------    ------------

PROPERTY AND EQUIPMENT, Net                                            4,005,711       1,786,534
                                                                    ------------    ------------

OTHER ASSETS:
  Patent and distribution rights, net of accumulated
    amortization of $2,459,757 and  $2,130,381 at
    December 31, 1996 and 1995, respectively                           1,303,121       1,632,497
  Goodwill                                                             2,503,655       2,396,380
  Other intangibles, less accumulated amortization
    of $82,161 and $45,645 at
    December 31, 1996 and 1995, respectively                             254,996         291,512
                                                                    ------------    ------------

           Total other assets                                          4,061,772       4,320,389
                                                                    ------------    ------------

TOTAL ASSETS                                                        $ 15,215,422    $ 10,041,197
                                                                    ============    ============

CURRENT LIABILITIES:
  Accounts payable                                                  $  3,005,577    $  1,701,578
  Accrued expenses                                                     1,213,964         539,313
  Other liabilities                                                      396,418         288,651
  Current portion of long-term debt                                      262,779         237,811
                                                                    ------------    ------------

           Total current liabilities                                   4,878,738       2,767,353

LONG-TERM DEBT                                                         1,554,161         844,333

DEFERRED INCOME TAXES                                                    161,926          53,672

MINORITY INTEREST                                                        202,120
                                                                    ------------    ------------

           Total liabilities                                           6,796,945       3,665,358
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:
  Convertible Series A Preferred Stock, $1.00 par value -
    authorized, 3,250,000 shares; issued and outstanding
    2,490,000 and 2,890,000 shares in 1996 and 1995, respectively      2,490,000       2,890,000
  Convertible Series B Preferred Stock $0.01 par value
    authorized, issued and outstanding $531,915 and $0 1996
    and 1995, respectively                                                 5,319
  Common Stock, $0.001 par value - authorized,
    50,000,000 shares; issued and outstanding, 15,531,200
    and 13,208,552 shares in 1996 and 1995, respectively                  15,531          13,208
  Additional paid-in capital                                          21,939,678      14,843,992
  Accumulated deficit                                                (16,283,464)    (11,362,545)
  Foreign currency translation adjustment                                251,413          (8,816)
                                                                    ------------    ------------

           Total stockholders' equity                                  8,418,477       6,375,839
                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 15,215,422    $ 10,041,197
                                                                    ============    ============


See notes to consolidated financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                             1996             1995             1994
                                                        (As restated,
                                                         See Note 19)
SALES                                                   $ 11,314,141      $ 3,239,566      $   578,463

COST OF SALES                                              9,136,286        2,468,843          387,547
                                                        ------------      -----------      -----------

GROSS PROFIT                                               2,177,855          770,723          190,916

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               4,413,365        2,638,116        2,571,865

RESEARCH AND DEVELOPMENT COSTS                               938,719          600,529          522,495

DEPRECIATION AND AMORTIZATION                              1,009,746          574,293          377,592
                                                        ------------      -----------      -----------

LOSS FROM OPERATIONS                                      (4,183,975)      (3,042,215)      (3,281,036)

INTEREST EXPENSE, NET                                         20,223          267,176           91,554

MINORITY INTEREST                                             (9,711)
                                                        ------------      -----------      -----------

LOSS BEFORE INCOME TAX EXPENSE                            (4,194,487)      (3,309,391)      (3,372,590)

INCOME TAX EXPENSE                                           101,432           10,543
                                                        ------------      -----------      -----------

NET LOSS                                                  (4,295,919)      (3,319,934)      (3,372,590)

Accretion, discount and dividends on Preferred Stock         998,924          313,854          324,185
                                                        ------------      -----------      -----------

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS              $ (5,294,843)     $(3,633,788)     $(3,696,775)
                                                        ============      ===========      ===========
LOSS PER COMMON SHARE                                   $      (0.36)     $     (0.39)     $     (0.51)
                                                        ============      ===========      ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                14,873,518        9,311,059        7,258,725
                                                        ============      ===========      ===========



See notes to consolidated financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                          SERIES A                   SERIES B
                                                                                       PREFERRED SHARES           PREFERRED SHARES
                                                            COMMON SHARES          --------------------------  ---------------------
                                                         NUMBER       AMOUNT         NUMBER        AMOUNT        NUMBER      AMOUNT

BALANCE, JANUARY 1, 1994                                6,160,991    $  6,161      3,000,000  $   3,000,000

  Shares issued to employees                               25,000          25
  Shares issued for professional services                  31,289          31
  Shares issued as commitment fee                          75,000          75
  Common shares issued for cash                         1,224,133       1,224
  Shares issued for acquisition of subsidiary             140,000         140
  Preferred shares issued for cash                                                   250,000        250,000
  Net loss
  Foreign currency translation adjustment
                                                       ----------    --------      ---------  -------------    ---------     -------

BALANCE, DECEMBER 31, 1994                              7,656,413       7,656      3,250,000      3,250,000

  Shares issued in private placement (net of
    issuance cost)                                      2,750,000       2,750
  Conversion of note payable to common shares
    (net of write-off of deferred finance costs)        2,025,000       2,025
  Shares issued to pay expenses and fees                  230,472         230
  Conversion of preferred shares to common shares         480,000         480       (360,000)      (360,000)
  Exercise of warrants                                     66,667          67
  Net loss
  Foreign currency translation adjustment
                                                       ----------    --------      ---------  -------------    ---------     -------

BALANCE, DECEMBER 31, 1995                             13,208,552      13,208      2,890,000      2,890,000

  Preferred shares issued for cash                                                                               531,915     $5,319
  Discount on Series B Preferred Stock
  Exercise of options                                     384,000         384
  Shares issued to pay expenses and fees                    5,983           6
  Conversion of preferred shares to common shares         533,334         534       (400,000)      (400,000)
  Exercise of warrants (net of costs)                   1,399,331       1,399
  Net loss
  Foreign currency translation adjustment
                                                       ----------    --------      ---------  -------------    ---------     -------

BALANCE, DECEMBER 31, 1996 (as restated, see Note 19)  15,531,200    $ 15,531      2,490,000  $   2,490,000      531,915     $5,319
                                                       ==========    ========      =========  =============    =========     =======




                                                                                              FOREIGN
                                                                                              CURRENCY           TOTAL
                                                       ADDITIONAL           ACCUMULATED     TRANSLATION      STOCKHOLDERS'
                                                     PAID-IN CAPITAL          DEFICIT        ADJUSTMENT          EQUITY
BALANCE, JANUARY 1, 1994                             $   3,310,476        $  (4,670,021)      $    (492)       $ 1,646,124

  Shares issued to employees                                32,475                                                  32,500
  Shares issued for professional services                   46,907                                                  46,938
  Shares issued as commitment fee                          104,925                                                 105,000
  Common shares issued for cash                          1,431,575                                               1,432,799
  Shares issued for acquisition of subsidiary              279,860                                                 280,000
  Preferred shares issued for cash                                                                                 250,000
  Net loss                                                                   (3,372,590)                        (3,372,590)
  Foreign currency translation adjustment                                                        (2,632)            (2,632)
                                                     -------------        -------------       ---------        -----------

BALANCE, DECEMBER 31, 1994                               5,206,218           (8,042,611)         (3,124)           418,139

  Shares issued in private placement (net of
    issuance cost)                                       4,877,250                                               4,880,000
  Conversion of note payable to common shares
    (net of write-off of deferred finance costs)         3,909,630                                               3,911,655
  Shares issued to pay expenses and fees                   424,774                                                 425,004
  Conversion of preferred shares to common shares         359,520
  Exercise of warrants                                      66,600                                                  66,667
  Net loss                                                                   (3,319,934)                        (3,319,934)
  Foreign currency translation adjustment                                                        (5,692)            (5,692)
                                                     -------------        -------------       ---------        -----------

BALANCE, DECEMBER 31, 1995                              14,843,992          (11,362,545)         (8,816)         6,375,839

  Preferred shares issued for cash                       2,494,681                                               2,500,000
  Discount on Series B Preferred Stock                     625,000             (625,000)
  Exercise of options                                      255,136                                                 255,520
  Shares issued to pay expenses and fees                    23,926                                                  23,932
  Conversion of preferred shares to common shares          399,466
  Exercise of warrants (net of costs)                    3,297,477                                               3,298,876
  Net loss                                                                   (4,295,919)                        (4,295,919)
  Foreign currency translation adjustment                                                       260,247            260,247
                                                     -------------        -------------       ---------        -----------

BALANCE, DECEMBER 31, 1996 (as restated,
  see Note 19)                                       $  21,939,678        $(16,283,464)      $ 251,413        $ 8,418,477
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


            E. INVENTORIES - Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (FIFO) method (Note 3).


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


      At the Annual Meeting of the Company held on July 22, 1996, the shareholders of the Company authorized the issuance of up 2,000,000 shares of Board Designated Preferred Stock. On July 23, 1996, the Company issued 531,915 of these shares, designated as Series B Preferred Stock (the "Series B Stock"). The Series B Stock contains the option to convert into shares of Common Stock at the rate of $4.70 per share and carries equal voting rights to the shares of Common Stock, based on the underlying number of shares of Common Stock after conversion. The Series B Stock carries a dividend rate of 10% per annum, payable in cash and/or shares at the Company's option. Gross proceeds to the Company were $2,500,000. The outstanding dividends on the Series B Stock at December 31, 1996 totaled $110,445. The Series B Stock, when issued, was convertible into shares of common stock at a fixed conversion price of $4.70 per share. The extent of the beneficial conversion feature, representing the difference between the $4.70 conversion price and the prevailing market price of the Common Stock at the date of issuance, a total of $625,000, was accreted immediately from accumulated deficit to additional paid-in-capital.


10. COMMON STOCK


    During 1996 the Company issued a total of 2,322,648 shares of Common Stock. A total of 1,399,331 shares were issued from the exercise of warrants, resulting in net proceeds to the Company of $3,298,876. A total of 384,000 shares were issued from the exercise of options, resulting in net proceeds to the Company of $255,520. A total of 533,334 shares were issued on conversion of the Series A Preferred Stock. A further 5,983 shares were issued pursuant to the Company's option plan, as payment for professional services resulting in expense of $23,932.



    During 1995, the Company issued a total of 5,552,139 shares of common stock. In September 1995, the Company completed a private placement transaction of 2,750,000 restricted shares of its common stock (the "Offering"), par value $0.001 per share, at a price of $2.00 per share, to raise gross proceeds of $5,500,000. Proceeds were used for the acquisition of BPS (see Note 6) and for working capital. Expenses associated with the Offering were $620,000, which were charged against additional paid-in capital. A further 21,361 shares were issued as compensation to employees and as payment for professional services pursuant to the Company's option plan, resulting in expense of $37,381. In connection with the

    Offering, warrants for a total of 55,000 shares of Common Stock, exercisable at $2.00 per share up to October 1998, were issued in October 1995.

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

                                                       1996                 1995
Net loss available for common shareholders
  As reported                                    $    5,294,843       $    3,633,788
  Pro forma                                      $   11,666,398       $    5,224,529

Net loss per common share
  As reported                                    $         0.36       $         0.39
  Pro forma                                      $         0.78       $         0.56


    The fair value of options granted under the company's stock option plans during 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield, expected volatility ranging from 88% - 224%, risk free interest rate ranging from 5.6% - 6.91%, and expected lives of 5 years.
    Pro forma compensation cost of options granted under the 1994 Plan is measured based on the discount from market value. The pro forma effect on net income for 1995 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

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


19. RESTATEMENT



    Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 1996, in conjunction with the SEC's review of a Registration Statement on Form S-3 filed by the Company in December 1997, the SEC, pursuant to the Financial Accounting Standards Board's Emerging Issues Task Force - Topic D 60 ["Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature"] issued March 13, 1997, which formally announced the SEC staff's position that any discounts resulting from an allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders over the minimum conversion period, requested that the Company retroactively apply the accounting suggested to the Company's
    Series B Stock issued in July 1996. Accordingly, the Company's management determined that the consolidated financial statements and footnotes for the Company's year ended December 31, 1996 should be restated.



    Under this accounting treatment, the value of the discount ($625,000) has been reflected in the restated 1996 consolidated financial statements as additional preferred dividends and has been accreted through the first possible conversion date of the Series B Stock. The restatement also gives effect to the recognition in the calculations of net loss per share of additional preferred dividends on the Series B Stock representing the accretion of the issuance discount which had not been previously recognized in the calculation of net loss per share. The restatement had no effect on previously reported total stockholders equity as of December 31, 1996 or on previously reported 1996 consolidated net income (prior to preferred stock accretion, discount and dividends) and cash flows.



    A summary of significant effects of the restatement is as follows:



                                                      AS PREVIOUSLY             AS
                                                        REPORTED             RESTATED
     At December 31, 1996:
      Additional paid-in-capital                      $ 21,314,678         $ 21,939,678
      Accumulated deficit                             $(15,658,464)        $(16,283,464)

     For the Year Ended December 31, 1996:
      Accretion, discount and dividends on
        preferred stock                                    373,924         $    998,924
      Net loss available for common stockholders      $ (4,669,843)        $ (5,294,843)
      Net loss per share                              $      (0.31)               (0.36)

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The Board of Directors and executive officers of the Company are as follows:


     NAME                             AGE     POSITION WITH THE COMPANY AND AFFILIATE
     Paul L. Devine                   42      Chairman of the Board of Directors,
                                              President, Chief Executive Officer
     Timothy B. Owen                  38      Treasurer and Secretary
     Shawn J. Collins                 41      Controller - U.S. Operations
     Derrick W. Lyon                  54      Chief Executive Officer - EPL
                                              Technologies (Europe) Limited
     Dr. William R. Romig             51      Vice President - Research and
                                              Development
     Karen A. Penichter               43      Vice President - Sales
     Antony E. Kendall                54      Chief Executive Officer of Bakery
                                              Packaging Services Ltd. and EPL
                                              Flexible Packaging Ltd.
     Joel Longstreath                 44      President of Respire Films, Inc.
     Robert D. Mattei (1)(2)          58      Member of the Board of Directors
     Dr. Rainer G. Bichlbauer (1)(2)  57      Member of the Board of Directors
     William J. Hopke(1)(2)(3)        41      Member of the Board of Directors


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


    Antony P. Kendall. Mr. Kendall joined the Company as chief executive of BPS and EPL Flexible, subsidiaries of the Company in August 1996. From
    1970 to 1996, Mr. Kendall worked for the UCB group of Companies in various senior management positions. Most recently he was Managing Director of UCB Flexible Ltd., responsible for marketing their specialty packaging products in the UK and for Pepsico European contracts. He holds a B.S. degree in Mechanical Engineering from the University of London.

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

                        OPTION GRANTS IN LAST FISCAL YEAR


                                  INDIVIDUAL GRANTS
                          ----------------------------------
                                      % OF
                                     TOTAL                                POTENTIAL REALIZABLE VALUE AT
                                    OPTIONS                               ASSUMED ANNUAL RATES OF
                                    GRANTED                               STOCK PRICE APPRECIATION FOR
                                      TO                                  OPTION TERM (5 YEARS)(1)
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


    On November 27, 1996 the Company filed a report on Form 8-K under Item 5 thereof, in connection with the effectiveness of the Company's Registration Statement on Form S-3 (File no. 333-09719).


    EXHIBITS

    The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A. Where so indicated, exhibits which were previously filed are incorporated by reference:

  Exhibit
    No.


  3.1 Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-3 (File no. 333-09719) on file with the Commission).


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

  10.10* Office Lease Agreement dated September 11, 1996 between EPL
         Technologies, Inc. and K/B Fund II for Headquarters office.


  11.01 Computation of Earnings per Common Share and Fully Diluted Earnings per Common Share.



  21     Subsidiaries of the Registrant



 27 Financial Data Schedules (submitted pursuant to Item 601(c)(1)(iv) of Regulation S-K, but not deemed filed for purposes of Section 11 of the Securities Act or Section 18 of the Exchange Act)



       * Previously filed

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EPL TECHNOLOGIES, INC.


Date  February 13, 1998



                                          /s/ Paul L. Devine
                                          -------------------------
                                          Paul L. Devine
                                          Chairman and President
                                          Principal Executive Officer