Form 10-Q/A
period 1997-03-31
EPL TECHNOLOGIES INC
filed 1998-02-17
CIK 945269

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A




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

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                      March 31,         December 31,
                                                                                        1997                1996
                                                                                    ------------        ------------
                                                                                     (Unaudited)        (As Restated,
                                                                                    (As Restated,        See Note 8)
                                                                                     See Note 8)
                                                           ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                          $  1,626,435        $  1,639,567
 Accounts receivable, net                                                              2,388,971           2,911,660
 Due from related parties                                                                 54,124              34,101
 Inventories                                                                           2,303,929           1,938,819
 Prepaid expenses and other current assets                                               998,651             623,792
                                                                                    ------------        ------------
      Total Current Assets                                                             7,372,110           7,147,939
                                                                                    ------------        ------------

PROPERTY AND EQUIPMENT, Net                                                            4,231,992           4,005,711
                                                                                    ------------        ------------
OTHER ASSETS
 Patent and distribution rights, net                                                   1,220,777           1,303,121
 Goodwill                                                                              2,431,126           2,503,655
 Other intangibles, net                                                                  245,866             254,996
                                                                                    ------------        ------------
        Total Other Assets                                                             3,897,769           4,061,772
                                                                                    ------------        ------------

      TOTAL ASSETS                                                                  $ 15,501,871        $ 15,215,422
                                                                                    ============        ============

                                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                   $  4,110,416        $  3,005,577
 Accrued expenses                                                                        979,685           1,213,964
 Other liabilities                                                                       503,948             396,418
 Current portion of long-term debt                                                       205,114             262,779
                                                                                    ------------        ------------
      Total Current Liabilities                                                        5,799,163           4,878,738
LONG TERM DEBT                                                                         1,453,077           1,554,161
DEFERRED INCOME TAXES                                                                    155,261             161,926
MINORITY INTEREST                                                                        164,530             202,120
                                                                                    ------------        ------------
        Total Liabilities                                                              7,572,031           6,796,945

SHAREHOLDERS' EQUITY
 Series A Convertible Preferred Stock                                                  2,430,000           2,490,000
 Series B Convertible Preferred Stock                                                      5,319               5,319
 Common Stock                                                                             15,626              15,531
 Additional paid-in capital                                                           23,025,833          21,939,678
 Accumulated deficit                                                                 (17,674,536)        (16,283,464)
 Foreign currency translation adjustment                                                 127,598             251,413
                                                                                    ------------        ------------
       Total Shareholders' Equity                                                      7,929,840           8,418,477
                                                                                    ------------        ------------

      TOTAL LIABILITY AND SHAREHOLDERS' EQUITY                                      $ 15,501,871        $ 15,215,422
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


        The financial information has been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Moreover, the results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. At this stage of the Company's development, month to month and quarter to quarter anomalies in operating results are expected. This information must also be read in connection with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996.


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



NOTE 8 - RESTATEMENT



            Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 1996, in conjunction with the SEC's review of a Registration Statement on Form S-3 filed by the Company in December 1997, the SEC, pursuant to the Financial Accounting Standards Board's Emerging Issues Task Force - Topic D 60 ["Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature"] issued March 13, 1997 which formally announced the SEC staff's position that any discounts resulting from an allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders over the minimum conversion period, requested that the Company retroactively apply the accounting suggested to the Company's Series B Stock issued in July 1996. Accordingly, the Company's management determined that the consolidated financial statements and footnotes for the Company's year ended December 31, 1996 and the quarter ended March 31, 1997 should be restated.



            Under this accounting treatment, the value of the discount ($625,000) has been reflected in the restated consolidated financial statements as additional preferred dividends and has been accreted through the first possible conversion date of the Series B Stock. This restatement had no effect on previously reported total stockholders equity as of March 31, 1997 or on previously reported net income or cash flows for the quarter ended March 31, 1997.



            A summary of the significant effects of the restatement is as follows:



                                   As Previously
                                     Reported               Restated
                                   -------------            --------
Quarter ended March 31, 1997
  Additional paid-in-capital        22,400,833              23,025,833
  Accumulated deficit              (17,049,536)            (17,674,536)

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

                 None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            a)     Exhibits

                   Exhibit 11.0     Computation of Loss per share

                   Exhibit 27 Financial Data Schedule (submitted pursuant to Item 601(c)(1)(iv) of Regulation S-K, but not deemed filed for purposes of Section 11 of the Securities Act or Section 18 of the Exchange Act)



            b)     Reports on Form 8-K

                   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                EPL TECHNOLOGIES, INC.




Date:     February 13, 1998

                                                /s/ Paul L. Devine
                                                --------------------
                                                Paul L. Devine
                                                Chairman and President
                                                (Principal Executive Officer)