Form 10-Q/A
period 1997-06-30
EPL TECHNOLOGIES INC
filed 1998-02-17
CIK 945269

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

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                   JUNE 30,          DECEMBER 31,
                                                                                    1997               1996
                                                                                ------------        -----------
                                                                                (Unaudited)       (As Restated. See
                                                                             (As Restated. See        Note 10)*
                                                                                 Note 10)
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                       $  1,953,054        $ 1,639,567
Accounts receivable, net                                                           3,431,343          2,911,660
Due from related parties                                                              30,557             34,101
Inventories                                                                        2,309,063          1,938,819
Prepaid expenses and other current assets                                          1,013,948            623,792
                                                                                ------------        -----------
      TOTAL CURRENT ASSETS                                                         8,737,965          7,147,939
                                                                                ------------        -----------

PROPERTY AND EQUIPMENT, NET                                                        4,278,615          4,005,711
                                                                                ------------        -----------
OTHER ASSETS
Patent and distribution rights, net                                                1,138,433          1,303,121
Goodwill                                                                           2,358,589          2,503,655
Other intangibles, net                                                               236,737            254,996
                                                                                ------------        -----------
    TOTAL OTHER ASSETS                                                             3,733,759          4,061,772
                                                                                ------------        -----------

        TOTAL ASSETS                                                            $ 16,750,339        $15,215,422
                                                                                ============        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                $  4,997,203        $ 3,005,577
Accrued expenses                                                                     935,134          1,213,964
Other liabilities                                                                    841,447            396,418
Current portion of long-term debt                                                    251,370            262,779
                                                                                ------------        -----------
      TOTAL CURRENT LIABILITIES                                                    7,025,154          4,878,738

LONG TERM DEBT                                                                     1,573,055          1,554,161
DEFERRED INCOME TAXES                                                                157,387            161,926
MINORITY INTEREST                                                                    125,510            202,120
                                                                                ------------        -----------
    TOTAL LIABILITIES                                                              8,881,106          6,796,945

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock                                               2,353,000          2,490,000
Series B Convertible Preferred Stock                                                   5,319              5,319
Series C Convertible Preferred Stock                                                     144                 --
Common Stock                                                                          16,487             15,531
Additional paid-in capital                                                        24,685,884         21,939,678
Accumulated deficit                                                              (19,350,976)       (16,283,464)
Foreign currency translation adjustment                                              159,375            251,413
                                                                                ------------        -----------
    TOTAL SHAREHOLDERS' EQUITY                                                     7,869,233          8,418,477
                                                                                ------------        -----------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 16,750,339        $15,215,422
                                                                                ============        ===========


* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                       SIX MONTHS ENDED JUNE 30,            THREE MONTHS ENDED JUNE 30,
                                                        1997               1996                1997              1996
                                                     -------------      -----------       -------------       -----------
                                                     (As Restated,                        (As Restated,
                                                     See Note 10)                        See Note 10)
Sales                                                $ 8,899,804        $ 3,543,104        $ 5,111,080        $ 1,845,576

Cost of Sales                                          8,031,660          2,974,429          4,643,530          1,567,234
                                                     -----------        -----------        -----------        -----------

Gross Profit                                             868,144            568,675            467,550            278,342

Selling, general and administrative expenses           2,704,035          1,900,401          1,499,619          1,100,198

Research and development costs                           585,003            414,101            265,839            219,185

Depreciation and amortization                            602,465            413,807            318,230            200,811
                                                     -----------        -----------        -----------        -----------

Net loss from operations                              (3,023,359)        (2,159,634)        (1,616,138)        (1,241,852)

Interest expense, net                                     48,541             16,992             27,101                221

Minority Interest                                        (76,610)                              (39,021)
                                                     -----------        -----------        -----------        -----------

Net loss                                             $(2,995,290)       $(2,176,626)       $(1,604,218)       $(1,242,073)

Deduct:
   Accretion, discount and dividends on
     preferred stock                                     318,909            137,107            194,559             65,813
                                                     -----------        -----------        -----------        -----------

Net loss for common stockholders                     $(3,314,199)       $(2,313,733)       $(1,798,777)       $(1,307,886)
                                                     ===========        ===========        ===========        ===========

Loss per common share                                $     (0.21)       $     (0.16)       $     (0.11)       $     (0.09)
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



            During the three months ended June 30, 1997, the Company accepted the subscription of $1.0 million, received in the three months ended March 31, 1997, from an existing shareholder in connection with an offering of common and Board Designated Preferred Stock. This resulted in the issuance of 87,500 shares of common stock, together with 144,444 shares of Board Designated Preferred Stock - designated Series C 10% Convertible Preferred Stock (the "Series C Stock"). Such issuance was made under Regulation D under the Securities Act of 1933, as amended, as not involving a public offering. The Series C Stock carries the option to convert into shares of common stock at the rate of $4.50 per share and votes as a class, except as otherwise provided by law, with the Series A Stock, the Series B Stock and the common stock, based on the underlying number of shares of common stock after conversion. The Series C Stock carries a dividend rate of 10% per annum, payable in cash and/or shares ($4.50 per share) at the Company's option. The dividend in arrears on the Series C Stock at June 30, 1997 were not material. The Series C Stock, when issued, was convertible into shares of common stock at a fixed conversion price of $4.50 per share. The extent of the beneficial conversion feature, representing the difference between the $4.50 conversion price and the prevailing market price of the common stock at the date of issuance, a total of $72,222, was accreted immediately from accumulated deficit to additional paid-in-capital.


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


NOTE 10 - RESTATEMENT



            Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 1996, in conjunction with the SEC's review of a Registration Statement on Form S-3 filed by the Company in December 1997, the SEC, pursuant to the Financial Accounting Standards Board's Emerging Issues Task Force - Topic D 60 ["Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature"] issued March 13, 1997, which formally announced the SEC staff's position that any discounts resulting from an allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders over the minimum conversion period, requested that the Company retroactively apply the accounting suggested to the Company's Series B Stock issued in July 1996 and Series C Stock issued in June 1997. Accordingly, the Company's management determined that the consolidated financial statements and footnotes for the Company's year ended December 31, 1996 and the quarters ended March 31, 1997 and June 30, 1997 should be restated.



            Under this accounting treatment, the value of the discounts ($625,000 for Series B Stock and $72,222 for Series C Stock) have been reflected in the restated consolidated financial statements as additional preferred dividends and have been accreted through the first possible conversion dates. This restatement had no effect on previously reported total stockholders equity as of June 30, 1997 or on previously reported net income (prior to preferred stock accretion, discount and dividends) or cash flows for the quarter ended June 30, 1997.



A summary of the significant effects of the restatement is as follows:



                              AS PREVIOUSLY
                                 REPORTED           RESTATED

Quarter ended June 30, 1997
  Additional paid-in-capital     23,988,662         24,685,884
  Accumulated deficit           (18,653,754)       (19,350,976)

For the six months ended
  June 30, 1997:
  Accretion, discount and
    dividends on preferred
    stock                           246,687            318,909
  Net loss for common
    shareholders                 (3,241,977)        (3,314,199)
  Loss per common share               (0.20)             (0.21)

For the three months ended
  June 30, 1997:
  Accretion, discount and
    dividends on preferred
    stock                           122,337            194,559
  Net loss for common
    shareholders                 (1,726,555)        (1,798,777)

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

            a)     Exhibits


                   *Exhibit 3.1 - Amended and Restated Articles of Incorporation
                    of the Company, as amended to date.



                   *Exhibit 10.11 - Employment agreement between EPL
                    Technologies, Inc. and P.L. Devine, Director, President and Chief Executive Officer, as of January 1, 1997.


                   Exhibit 11.0 - Computation of Loss per share
                   Exhibit 27 -   Financial Data Schedule (submitted pursuant to
                   Item 601(c)(1)(iv) of Regulation S-K, but not deemed filed for purposes of Section 11 of the Securities Act or
                   Section 18 of the Exchange Act)

            b)     Reports on Form 8-K

                   None


-------------------
* previously filed

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