Form 10-Q/A
period 1997-09-30
EPL TECHNOLOGIES INC
filed 1998-02-17
CIK 945269

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


                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                      1997                 1996
                                                                  ------------         -------------
                                                                   (Unaudited)         (As Restated,
                                                                  (As Restated,        See Note 10)
                                                                  See Note 10)
                                     ASSETS
                                     ------
CURRENT ASSETS
Cash and cash equivalents                                         $  1,165,749        $  1,639,567
Accounts receivable, net                                             2,973,065           2,911,660
Due from related parties                                                30,585              34,101
Inventories                                                          2,195,201           1,938,819
Prepaid expenses and other current assets                            1,279,702             623,792
                                                                  ------------        ------------
    TOTAL CURRENT ASSETS                                             7,644,302           7,147,939
                                                                  ------------        ------------

PROPERTY AND EQUIPMENT, NET                                          4,120,961           4,005,711
                                                                  ------------        ------------
OTHER ASSETS
Patent and distribution rights, net                                  1,056,089           1,303,121
Goodwill                                                             2,324,556           2,503,655
Other intangibles, net                                                 227,608             254,996
                                                                  ------------        ------------
    TOTAL OTHER ASSETS                                               3,608,253           4,061,772
                                                                  ------------        ------------

      TOTAL ASSETS                                                $ 15,373,516        $ 15,215,422
                                                                  ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
Accounts payable                                                  $  4,362,175        $  3,005,577
Accrued expenses                                                       712,996           1,213,964
Other liabilities                                                      661,114             396,418
Line of credit - related party                                         337,500                   0
Current portion of long-term debt                                      222,345             262,779
                                                                  ------------        ------------
    TOTAL CURRENT LIABILITIES                                        6,296,130           4,878,738

LONG TERM DEBT                                                       2,107,032           1,554,161
DEFERRED INCOME TAXES                                                  151,836             161,926
MINORITY INTEREST                                                      (10,552)            202,120
                                                                  ------------        ------------
  TOTAL LIABILITIES                                                  8,544,446           6,796,945

SHAREHOLDERS' EQUITY
Series A Convertible Preferred Stock                                 2,143,000           2,490,000
Series B Convertible Preferred Stock                                         0               5,319
Series C Convertible Preferred Stock                                       144                   0
Common Stock                                                            17,676              15,531
Additional paid-in capital                                          25,626,362          21,939,678
Accumulated deficit                                                (21,022,441)        (16,283,464)
Foreign currency translation adjustment                                 64,329             251,413
                                                                  ------------        ------------
   TOTAL SHAREHOLDERS' EQUITY                                        6,829,070           8,418,477
                                                                  ------------        ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 15,373,516        $ 15,215,422
                                                                  ============        ============

* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                             NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                               SEPTEMBER 30,                           SEPTEMBER 30,
                                                         1997                1996                1997                1996
                                                     ------------        ------------        ------------        ------------
                                                     (As Restated,       (As Restated,                           (As Restated,
                                                     See Note 10)        See Note 10)                            See Note 10)
Sales                                                $ 14,047,404        $  7,063,578        $  5,147,600        $  3,520,474

Cost of Sales                                          12,604,440           5,828,264           4,572,780           2,853,835
                                                     ------------        ------------        ------------        ------------

Gross Profit                                            1,442,964           1,235,314             574,820             666,639

Selling, general and administrative expenses            4,437,477           3,172,052           1,733,442           1,271,651

Research and development costs                            869,067             682,597             284,064             268,496

Depreciation and amortization                             931,359             689,428             328,894             275,621
                                                     ------------        ------------        ------------        ------------

Net loss from operations                               (4,794,939)         (3,308,763)         (1,771,580)         (1,149,129)

Interest expense, net                                      84,488              12,227              35,947              (4,765)

Minority Interest                                        (212,672)             (7,773)           (136,062)             (7,773)
                                                     ------------        ------------        ------------        ------------

Net loss                                             $ (4,666,755)       $ (3,313,217)       $ (1,671,465)       $ (1,136,591)

Deduct:
 Accretion, discount and dividends on
  preferred stock                                         411,139             873,357              92,230             736,250
                                                     ------------        ------------        ------------        ------------

Net loss for common stockholders                     $ (5,077,894)       $ (4,186,574)       $ (1,763,695)       $ (1,872,841)
                                                     ============        ============        ============        ============

Loss per common share                                $      (0.31)       $      (0.28)       $      (0.10)       $      (0.12)
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


NOTE 5 - CONVERTIBLE PREFERRED STOCK

              The Company's 10% Series A Convertible Preferred Stock (the "Series A Stock"), which has been issued up to its authorized limit of 3,250,000, was issued more than three years ago at a price of $1.00 per share, with each share of Series A Stock carrying the option to convert into common shares at a rate of $0.75 per share. The Series A Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series A Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares ($0.75 per share) at the Company's option (dividends in arrears at September 30, 1997 totaled $1,279,986).
              During the three months ended September 30, 1997, shareholders holding 210,000 shares of Series A Stock elected to exercise their right of conversion, leaving 2,143,000 shares of Series A Stock outstanding at September 30, 1997. In addition, 20% of the common stock into which the Series A Stock may be converted carries detachable warrants at an exercise price of $1.00 per warrant. During the three months ended September 30, 1997, 91,733 of these warrants were exercised, leaving 135,464 of these warrants unexercised at September 30, 1997.
              At the Annual Shareholders Meeting of the Company held on July 21, 1996, the shareholders approved an amendment to the Company's Articles of Incorporation to permit the issuance of up to 2,000,000 shares of preferred stock (the "Board Designated Preferred Stock") with such designations and preferences as the Company's Board of Directors may determine from time to time. On July 23, 1996, the Company issued 531,915 of these shares - designated Series B Convertible Preferred Stock - at an aggregate consideration of $2,500,000 to two existing institutional investors in the Company (the "Series B Stock"). Such issuance was made under Regulation D under the Securities Act of 1933, as amended, as a transaction not involving a public offering. The Series B Stock carries the option to convert into shares of common stock at the rate of $4.70 per share and votes as a class, except as otherwise provided by law, with the Series A Stock, the Series C Stock (as defined below) and the common stock, based on the underlying number of shares of common stock after conversion. During the three months ended September 30, 1997, shareholders holding 531,915 shares of Series B stock elected to fully exercise their right of conversion into common stock and thus there were no shares of Series B Stock outstanding at September 30, 1997. The Series B Stock carried a dividend rate of 10% per annum, payable in cash and/or shares ($4.70 per share) at the Company's option. (The dividend in arrears on the Series B Stock at September 30, 1997 totaled $270,092.) The Series B Stock, when issued, was convertible into shares of common stock at a fixed conversion price of $4.70 per share. The extent of the beneficial conversion feature, representing the difference between the $4.70 conversion price and the prevailing market price of the Common Stock at the date of issuance, a total of $625,000, was accreted immediately from accumulated deficit to additional paid-in-capital.


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


NOTE 10 - RESTATEMENT



              Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 1996, in conjunction with the SEC's review of a Registration Statement on Form S-3 filed by the Company in December 1997, the SEC, pursuant to the Financial Accounting Standards Board's Emerging Issues Task Force - Topic D 60 ["Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature"] issued March 13, 1997, which formally announces the SEC staff's position that any discounts resulting from an allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders over the minimum conversion period, requested that the Company retroactively apply the accounting suggested to the Company's Series B Stock issued in July 1996 and Series C Stock issued in June 1997. Accordingly, the Company's management determined that the consolidated financial statements and footnotes for the Company's year ended December 31, 1996 and quarters ended March 31, 1997, June 30, 1997 and September 30, 1997 should be restated.



              Under this accounting treatment, the value of the discounts ($625,000 for Series B Stock and $72,222 for Series C Stock) have been reflected in the restated consolidated financial statements as additional preferred dividends and have been accreted through the first possible conversion dates. This restatement had no effect on previously reported total stockholders equity as of September 30, 1997 or on previously reported net income (prior to preferred stock accretion, discount and dividends) or cash flows for the quarter ended September 30, 1997.



              A summary of the significant effects of the restatement is as follows:



                                                  As Previously
                                                    Reported          Restated
                                                  -------------       --------
Quarter ended September 30, 1997
  Additional paid-in-capital                        24,929,140          25,626,362
  Accumulated deficit                              (20,325,219)        (21,022,441)

  For the nine months ended September 30, 1997:
    Accretion, discount and dividends on
    preferred stock                                    338,917             411,139
Quarter ended September 30, 1996:
  For the nine months ended September 30, 1996:
    Accretion, discount and dividends on
    Preferred Stock                                    248,357             873,357
    Net loss for common Shareholders                 3,561,574           4,186,574
    Loss per common share                                 0.24                0.28
  For the three months ended September 30, 1996:
    Accretion, discount and dividends on
    Preferred Stock                                    111,250             736,250
    Net loss for common Shareholders                 1,247,841           1,872,841
    Loss per common share                                 0.08                0.12

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

          a)      Exhibits


                * Exhibit 3.1 - Amended and Restated Articles of Incorporation
                                of the Company, as amended to date.



                * Exhibit 3.2 - Amended and Restated By-Laws of the Company,
                                as amended to date.



                * Exhibit 4.4 - Series D Preferred Stock - Securities Purchase
                                Agreement



                * Exhibit 4.5 - Series D Preferred Stock - Registration Rights
                                Agreement



                * Exhibit 10.12 - Trademark License Agreement between IPS
                                  Produce, Inc. and Potandon Produce LLC.**


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








                  *  Previously filed



                  ** Confidential treatment has been granted for certain portions thereof. Such portions have been filed separately with the Securities and Exchange Commission.

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