Form 10-K405
period 1997-12-31
EPL TECHNOLOGIES INC
filed 1998-03-31
CIK 945269

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

            [X] Annual Report Pursuant to Section 13 of 15(d) of the
                             Securities Act of 1934
                  For the Fiscal Year Ended December 31, 1997
                                       OR
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   For the transition period from ___ to ___

                        Commission File Number: 0-28444

                             EPL TECHNOLOGIES, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                        84-0990658
 (State of incorporation)                   (I.R.S. Employer Identification No.)

                        2 INTERNATIONAL PLAZA, SUITE 245
                     PHILADELPHIA, PENNSYLVANIA 19113-1507
                    (address of principal executive offices)

Registrant's telephone number, including area code:             (610) 521-4400

Securities registered pursuant to Section 12(b) of the Act:               NONE

Securities registered pursuant to Section 12(g) of the Act:
                                                   Common Stock $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
                                              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of February 28, 1998 was approximately $53,287,000. This excludes 3,706,890 shares (adjusted to give effect to a 1-for-2 reverse stock split effected in March 1998) of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the shares outstanding at February 28, 1998.

The number of shares of the Registrant's Common Stock (on a post 1-for-2 reverse stock split basis) outstanding as of February 28, 1998, was 9,047,982 shares.

                             EPL TECHNOLOGIES, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1997


                                                                           PAGE


  1.   ITEM 1. BUSINESS                                                      2

  2.   ITEM 2. PROPERTIES                                                   12

  3.   ITEM 3. LEGAL PROCEEDINGS                                            13

  4.   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          13

  5.   ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY   14
       HOLDER MATTERS

  6.   ITEM 6. SELECTED FINANCIAL DATA                                      16

  7.   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS                                            17

  8.   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  23

  9.   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
       AND FINANCIAL DISCLOSURE                                             45

  10.  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY             45

  11.  ITEM 11. EXECUTIVE COMPENSATION                                      48

  12.  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT                                                           52

  13.  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              54

  14.  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
       FORM 8-K                                                             55

  15.  SIGNATURES                                                           58

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT

EPL Technologies, Inc. (the "Company") is a leading developer, manufacturer and marketer of proprietary produce processing aids, packaging technologies, and scientific and technical services, which are designed to maintain the quality and integrity of fresh-cut produce. The Company designs products which are components of integrated systems solutions, specifically to address the needs of a variety of fresh-cut produce categories. The foundation of the Company's integrated system is its proprietary produce processing aid technology, which inhibits the natural enzymatic degradation of fruits and vegetables after they have been processed. Fresh-cut fruits and vegetables that are treated with the Company's proprietary processing aids better maintain their natural characteristics, such as color, texture, taste and smell. In certain fresh-cut produce categories, such as fresh-cut sliced apples, fresh-cut potatoes and fresh corn, the Company's processing aids allow increased availability of these fresh-cut produce products in retail and commercial markets. The Company has concluded that the use of the Company's processing aids, in accordance with the Company's recommended protocols, is "generally recognized as safe" ("GRAS") under U.S. Food and Drug Administration ("FDA") regulations. The Company also uses a variety of film technologies to create packaging specifically designed to complement and enhance the effectiveness of the Company's processing aids by allowing fruits and vegetables to "breathe" after they have been cut and packaged. The Company markets these packaging products to produce growers and processors. The Company also markets flexible packaging for uses in the snack food, bakery and confectionery industries, and for other uses. In addition, the Company's scientific and technical services, which include food safety and microbiological testing, provide fresh produce processors with expertise in food safety, post-harvest horticulture and processing techniques, and serve to support the cross-marketing efforts for the Company's other products.

The Company's revenues consist of (i) revenues derived from the sale of processing aids and flexible packaging, (ii) revenues derived from the sale of certain fresh-cut fruits and vegetables, (iii) royalties from the sale of certain fresh-cut fruits and vegetables and (iv) fees received for scientific and technical services provided by the Company. The Company's revenues from the sale of produce and royalty revenues are derived from sales of various kinds and varieties of fresh-cut fruits and vegetables which use the Company's proprietary technologies and which the Company believes would not be available commercially without such use. Historically, substantially all of the Company's revenues have been derived from the sale of flexible packaging to the snack food, produce, bakery, and confectionery industries and for other uses. The Company believes that its packaging technologies, coupled with acquisitions of produce packagers, provide a platform to increase its sales of packaging, processing aids and scientific and technical services to growers and processors of fresh produce. Therefore, the Company expects that the proportion of its revenues derived from the sale of its products and services addressing the needs of the fresh-cut produce industry will increase over time and constitute a significant portion of the Company's future revenue growth.

Prior to 1994, the Company had limited revenues and operated exclusively as a manufacturer and marketer of processing aids. After the advent of new management and an infusion of capital in December 1992, the Company began to expand its business to include packaging and scientific and technical services in an effort to develop integrated systems solutions designed to maintain and support the quality and integrity of fresh-cut produce. The Company has made the following acquisitions, seeking to accomplish this objective:

     * In September 1994, the Company acquired Respire Films, Inc. ("Respire"), a U.S.-based business involved in the marketing of packaging films.

     *    In September 1995, the Company acquired Bakery Packaging
          Services Limited ("BPS"), based near Runcorn, Cheshire, England (the "Runcorn Facility"). The Runcorn Facility provided the Company with a U.K. base for packaging, together with access to numerous produce and other food companies in the U.K. and elsewhere in Europe. The Runcorn Facility also provided the Company with proprietary perforating technology to enhance the Company's strategic position, as well as an incremental source of packaging revenue. The U.K. packaging business was further enhanced by the acquisition of a food-grade printing facility and certain other assets located at Gainsborough, Lincolnshire, England (the "Gainsborough Facility"), from Printpack Europe (St. Helens) Limited in July 1996. The Company has consolidated the operations of the Runcorn Facility and the Gainsborough Facility into those of its subsidiary, EPL Flexible Packaging Limited ("EPL Flexible").

     *    In April 1996, the Company, through its Pure Produce, Inc.
          subsidiary ("Pure Produce"), acquired the assets of Pure Produce, a general partnership based in Worcester, Massachusetts, providing the Company with in-house scientific and technical capabilities, specifically in the areas of food safety and microbiological testing.

     *    In July 1996, the Company, through its Crystal Specialty Films,
          Inc. subsidiary, acquired the assets of Crystal Plastics, Inc. ("Crystal"), located outside Chicago, to provide a base for the proprietary gas flame perforation equipment and increase the Company's packaging presence in the U.S. Crystal uses "K" and polystyrene resins to manufacture and convert a range of films for numerous applications, some of which are used to support the Company's U.S. packaging business as a part of the Company's integrated systems solutions. Crystal also provides the U.S. base for facilitating the Company's fulfillment of an exclusive agreement with E.I. duPont de Nemours & Co. Inc. ("DuPont"), whereby the Company provides all of DuPont's perforating requirements for DuPont's Mylar(R) films (the "DuPont Agreement").

     *    In October 1997, the Company acquired California
          Microbiological Consulting, Inc., based in Walnut Creek, California ("CMC"). Together with Pure Produce, CMC specializes in food safety, forensic testing and microbiological consulting, and provides the Company with scientific and technical facilities on the East and West Coasts.

     * In December 1997, the Company acquired Fabbri Artes Graficas Valencia S.A., ("Fabbri") a converter, printer and marketer of specialty flexible packaging, serving principally the European produce market, based in Valencia, Spain. The Company believes that this acquisition complements and enhances the Company's existing U.K.-based packaging businesses, providing incremental capacity for more efficient production of the combined product mix, as well as a strategic foothold on the European continent for the launch of the Company's related processing aid and scientific and technical services businesses.

The Company's packaging technologies complement and enhance the effectiveness of its processing aids, making packaging an integral component of the integrated system. In marketing its packaging technologies, the Company works closely with its customers in an effort to determine optimal packaging characteristics for the customer's products, thereby being in a position to influence a customer's buying decision with respect to its packaging needs. The Company's packaging business also provides a revenue stream that helps to fund market development and the Company's lengthy sales process, and the presence of its packaging infrastructure in regions where produce is grown enhances its sales prospects to produce growers and processors.

The scientific and technical services the Company provides complement the processing aids and packaging as a part of its integrated systems solutions. The Company's scientific and technical expertise provides the Company with an expanding base of knowledge about food technology, and the Company believes this expertise helps to establish credibility with customers and support the commercialization of the Company's products.

The Company markets its processing aids, packaging technologies and scientific and technical services to processors of packaged, fresh-cut produce as part of integrated systems solutions for processing fresh-cut produce. To this end, the Company has been developing relationships with produce processors and other companies in an effort to penetrate further the fresh-cut produce market.

     * In July 1996, the Company formed NewCorn Co LLC ("Newcorn"), a limited liability company in which the Company has a 51% membership interest. Newcorn is a joint venture among the Company and Underwood Ranches and Twin Garden Farms, two major regional growers and processors of fresh-cut sweet corn. Newcorn processes, packages, markets and sells fresh-cut corn products using the Company's processing aids and packaging materials, with the aim of developing year-round, nationally available branded fresh-cut corn products.

     * In September 1997, the Company executed a ten-year exclusive trademark license agreement (subject to extension) and strategic alliance with Potandon Produce LLC ("Potandon"), a Green Giant Fresh(R) brand licensee of the Pillsbury Company. The agreement is subject to the terms of Potandon's license of the Green Giant Fresh(R) brand, and contains certain minimum royalty requirements and other customary provisions. During the first three years of the term of the agreement, Potandon has the option to require the Company to negotiate in good faith to form a business entity in which Potandon and the Company would jointly participate in the fresh-cut potato products business on terms yet to be established. The Company sells fresh-cut potato products, such as french fries, to the food service industry under the Green Giant Fresh(R) brand name, utilizing the Company's "Potato Fresh(R) System" processing aid technologies and related protocols in processing potatoes supplied by Potandon. In order to produce and market its fresh-cut potato products, the Company uses one co-packer and plans to add several other regional co-packers, and is building a dedicated sales and marketing infrastructure to support its efforts.

     * In October 1997, the Company entered into a strategic alliance with Farmington Fresh, a major grower and marketer of Fuji apples. Under this alliance, the Company has licensed its "Apple Fresh(R)" processing aids and provides flexible packaging and scientific and technical services in connection with the production by Farmington Fresh of certain varieties of fresh-cut sliced apples. The agreement, which currently extends until December 2002, grants Farmington Fresh production exclusivity in its local geographic market. In addition to revenues from sales of the Company's processing aids, packaging and scientific and technical services, the agreement entitles the Company to receive a royalty from each package of fresh-cut apple slices sold.

The Company was incorporated in 1985 under the laws of the State of Colorado. The Company's executive offices are located at 2 International Plaza, Suite 245, Philadelphia 19113-1507, and its telephone number is (610) 521-4400.

RECENT DEVELOPMENTS

On March 13, 1998, the Company announced that it had entered into an agreement with American National Can Co. ("ANC") to create a joint venture company to market flexible packaging systems for the U.S. fresh produce market. ANC, a major supplier of packaging materials and containers in the U.S., is a U.S. subsidiary of Paris, France-based Pechiney (NYSE:PY), an international packaging group with reported annual revenues of approximately $11.6 billion as of its fiscal year ended December 31, 1997. It is anticipated that the new company, ANC-RESPIRE LLC, will develop, manufacture, market, promote and sell variety-specific, proprietary and other packaging products to the fresh produce industry under a new brand name - "ANC-RESPIRE." The Company and ANC will have equal ownership interests in the venture and intend to introduce perforated film into the fresh produce market as the first of a broad range of products designed to capitalize on the combined expertise of the Company and ANC. The joint venture agreement has an initial three-year term (subject to earlier termination) and can be extended upon the agreement of the Company and ANC. Although the Company believes that this joint venture will have a favorable impact on the Company's results of operations, no assurance can be given as to the timing or extent of any such impact. The Company will account for such joint venture under the equity method of accounting.

On Friday, March 13, 1998, the Company's shareholders approved a 1-for-2 reverse stock split which became effective for trading on the Nasdaq SmallCap Market on March 18, 1998. For approximately 30 days after March 18, 1998, the Company's symbol for its common stock on the NASDAQ Stock Market will be "EPTGD." At the end of this 30 day period, the Company's NASDAQ Stock Market symbol will return to "EPTG."

PRODUCTS AND SERVICES

The Company's products and services fall into three major classifications: processing aids, packaging technologies and scientific and technical services, which are complementary components of the Company's integrated systems solutions for fresh-cut produce.

Processing Aids. The Company develops, manufactures and markets proprietary and patented processing aids, designed to inhibit the enzymatic degradation that causes fruits and vegetables to begin to deteriorate immediately after processing, thereby better maintaining their natural characteristics, such as color, texture, taste and smell. The Company believes its processing aids provide it with competitive advantages over other existing fresh-cut produce processing technologies.

According to FDA regulations, a processing aid is a substance used as a manufacturing aid to enhance the appeal or utility of a food. FDA regulations do not require packaged produce to identify certain processing aids used in processing the products. The Company's processing aids are designed to be applied to produce during post-harvest processing. The Company's processing aids are then removed from the produce prior to packaging, although insignificant amounts may remain on the produce. As a result, the Company believes that produce treated with the Company's processing aids does not, under FDA regulations, require labeling referring to those processing aids. Based on advice from FDA counsel and on assessment of relevant scientific literature by the Company and by third parties, the Company has concluded that the use of the Company's processing aids in accordance with the Company's protocols is GRAS under FDA regulations.

The Company formulates processing aids for certain varieties of produce in accordance with its detailed scientific protocols. The Company believes that its Apple Fresh(R), Corn Fresh(R) and Potato Fresh(R) processing aids have the potential to create new markets for fresh-cut apple slices, fresh-cut sweet corn and fresh-cut potato products because effective, non-sulfite based processing aids previously have not been commercially available. For example, Apple Fresh(R), when used in conjunction with the Company's packaging technology, can be used to inhibit browning and other enzymatic degradation in certain varieties of fresh apple slices for up to 14 days after processing. Corn Fresh(R) and Potato Fresh(R) are designed to provide similar pre-packaged distribution capability for fresh-cut corn on the cob and fresh-cut potato products. In addition to Apple Fresh(R),

Potato Fresh(R) and Corn Fresh(R), the Company currently markets its Carrot Fresh(R) processing aid for carrots. The Company is developing processing aids for artichokes, broccoli florets, baby leaf lettuce, mushrooms, onions and parsnips, although there can be no assurance that any such product will become available. Because several variables influence the efficacy of the Company's processing aids, the Company must work closely with each customer and potential customer, using its scientific and technical services for product formulation and extensive on-site testing, as well as assisting in designing packaging to optimize the effectiveness of the processing aid for the particular type of produce.

Packaging. The Company's produce packaging business involves perforating, converting and printing flexible packaging, using technologies and processes, some of which are proprietary to the Company. The Company also designs packaging films the structure of which allows gas and moisture transmission at different rates, thereby maintaining a balance that enhances the effectiveness of the Company's processing aids. As with processing aids, in marketing its packaging technology the Company works closely with each customer and potential customer, using its scientific and technical services to determine optimal packaging characteristics, such as the type of film and extent of perforation, including the size, shape and number of holes of the packaging, based on the respiration rate of the particular type of produce.

As one of the leading perforators of packaging film, the Company is targeting specialty and, in some instances, new markets. Although historically films used in the produce industry have not been perforated, perforating has been shown to be beneficial to the packaging of certain varieties of fresh-cut produce, which by their nature continue to consume oxygen and produce carbon dioxide and moisture after being cut and packaged. Proper perforation of the packaging materials allows the produce to "breathe," thereby permitting the packaging to work with the processing aid to inhibit the process of enzymatic degradation. The Company's microperforation technology is proprietary. The Company's proprietary production capability allows the Company to produce perforated films of high quality and great consistency in a cost-effective manner, which provide control over moisture and oxygen transmission rates, among other performance characteristics. The Company believes its broad range of capabilities to produce perforated films provides it with a competitive advantage. The Company has an exclusive agreement with DuPont, whereby DuPont purchases its entire requirement for flame perforation services for its Mylar(R) film from the Company.

Another aspect of the Company's packaging business is the conversion of packaging film into bags designed for a customer's food packaging needs for applications such as produce and bakery. The Company also has food-grade standard printing capabilities in the U.K., utilizing three six-color presses. The Company's packaging business provides additional market presence in certain geographic regions that the Company believes can enhance sales prospects for the Company's processing aids and provide cross-marketing opportunities, although there can be no assurance that such will be the case. In the U.S., the Company subcontracts its printing and converting requirements, which the Company believes are readily available.

In addition to its produce packaging capabilities, the Company provides packaging to the snack food, bakery and confectionery industries, and for other uses.

Scientific and Technical Services. The Company provides scientific and technical services in the areas of post-harvest horticulture, the forensic analysis of food contaminants and food safety, which are areas of critical importance for processors of fresh produce. The Company's post-harvest horticulture services are designed to help processors understand the impact of harvesting and handling methods on the flavor, texture and nutritional value of produce. In providing these services, the Company focuses on solving particular problems unique to certain kinds and varieties of fruits and vegetables in an effort to maintain the quality and integrity of fresh-cut produce and reduce post-harvest loss. The Company's forensic testing services involve the analysis of food adulteration by foreign or unlabeled substances or contaminants. The Company's food safety services, which are intended to reduce or eliminate pathogens known to cause serious illness in humans, include research, microbiological testing, production monitoring, and the implementation of Total Quality Management and Hazard Analysis and Critical Control Point ("HACCP") programs at its customers' facilities. The FDA recently announced its intention to introduce a new rule requiring HACCP programs, which programs are designed to prevent microbial and other safety hazards in food products through appropriate controls during production and processing, at certain juice processing plants. The Company believes that HACCP programs ultimately will become standard in the produce processing industry in response to emerging concerns about the microbial safety of fresh fruits and vegetables.

The Company's scientific and technical services team consists of five Ph.D.'s, four senior scientists, and additional support technicians, with expertise in the areas of microbiology, food science, post-harvest plant physiology and plant pathology. The Company maintains two laboratories dedicated to microbiological testing, as well as an applications laboratory used as part of the Company's sales and marketing program. The Company also maintains a laboratory at the U.S. Department of Agriculture's ("USDA") Eastern Regional Research Center through a Cooperative Research and Development Agreement ("CRADA") with the USDA. As part of its sales force, the Company also employs process engineers and a chemical engineer with expertise in applying the Company's scientific and technical know-how to a full-scale production facility.

The Company believes its scientific and technical expertise enhances its credibility in marketing its processing aids and packaging materials to fresh-cut produce processors. Accordingly, the majority of the Company's scientific and technical services are provided to support marketing efforts for the Company's other products, as an integral component of the Company's integrated systems solutions for fresh-cut produce. The Company also provides microbiological services on a contract basis for some customers, in what the Company believes is a growing market for food safety-based testing and consulting services. In addition to providing incremental revenue, these consulting relationships may provide cross-marketing opportunities for the Company's products.

To increase its scientific resources and expertise, the Company has entered into research alliances with leading institutes of produce and food research, as well as trade associations. These include a CRADA with the USDA/Agricultural Research Services in Philadelphia, Pennsylvania; a research grant from the Washington Apple Commission for a study of enzymatic browning of apples; a collaborative effort with Rutgers University for residue analysis; a collaborative agreement with Penn State University for research on the preservation of mushrooms; and a grant from the Ben Franklin Technology Center, also for research on the preservation of mushrooms. As an additional technical resource, the Company maintains a Scientific Advisory Board, consisting of experts in the field of food science, the members of which are available for consulting on an as-needed basis.

MARKETS

The Company's products are used in the processing of fresh-cut fruits and vegetables for both the retail and food service markets. By helping to maintain the quality and integrity of fresh-cut produce, the Company can meet the needs of its customers who are seeking to offer differentiated, brand-name, nationally available fresh-cut alternatives to commodity produce lines. In certain produce categories, such as fresh-cut sweet corn on the cob, the Company's processing aids have the potential to develop a national market for its customers, who have previously been limited to regional markets. The Company's packaging products are used in the fresh-cut produce industry in the U.S. and by leading companies in the U.K. and Europe in the fresh-cut produce, bakery, snack food and confectionery industries, and for other uses. The scientific and technical services offered by the Company provide companies in the produce industry, especially those involved with fresh-cut and minimally processed produce, with analysis, protocols and plans relating to food safety and quality assurance programs, including microbiological testing, and provides additional internal technical support in developing the Company's processing aid and packaging protocols. The Company's products are increasingly being marketed in concert as integrated systems solutions comprised of products, processes and scientific and technical services to maintain the quality and integrity of fresh-cut produce.

The Company's penetration to date of the various markets it is seeking to develop has been limited. The Company's Respire(R) packaging is used on a number of produce categories, including apples and potatoes. The Company has been developing relationships with processors and other companies in connection with the use of the Company's processing aid technology and related protocols in various fruit and vegetable categories.

The Company believes that demand for fresh-cut produce is being driven at the retail level by consumer preferences for healthy foods, convenience and variety. Similarly, demand for fresh-cut produce by food service providers is increasingly driven by the need to be able to deliver a product which is consistent in quality and of high food safety standards while reducing significant processing and storage costs associated with fresh-cut produce. Development of new fresh-cut produce applications is further supported by produce growers and processors who are seeking to increase revenues and margins by establishing differentiated, brand-name, fresh-cut alternatives to commodity produce lines.

SALES AND PRODUCT COMMERCIALIZATION PROCESS

In developing its processing aid products, the Company first seeks to identify the physiological and biochemical issues associated with a particular fresh-cut fruit or vegetable (e.g., white blush on carrots) and to determine the cause of any issue so identified. Then the Company seeks to develop an appropriate solution in a laboratory setting when it perceives that a significant market opportunity may exist.

The Company has compiled an extensive database of processors, their processing capabilities and the varieties of fruits and vegetables they process and, therefore, can approach potential customers from a position of extensive knowledge and experience with a proposed produce solution. After initial discussions, the Company initiates a detailed review and testing process to customize the application of the Company's technologies to the potential customer's processing system. The testing process involves both application of the Company's processing aids and, where appropriate, other scientific and technical support services, such as HACCP and the design of tailored packaging solutions. Once such development is completed, the product moves through successive steps of an increasingly sophisticated testing program, during which the Company identifies and proposes any processing changes that may be needed and which ultimately leads to a product decision. The Company also works with the customer to develop specific protocols that should be applied.

With respect to its packaging business, the Company plans to meet the growing needs of existing customers, develop new products that can be sold to existing customers, and sell existing and new products to new customers as such opportunities are identified. The Company believes that the experience it has accumulated in all aspects of the produce industry, together with its scientific expertise, is helping to facilitate an integrated systems solution approach to the packaging needs of the processor.

In the area of scientific and technical services, the Company has an existing customer base that it has built up over time. Since the acquisition of CMC, the Company has been actively marketing an increased range of available services, with a specific emphasis on enhancing cross-marketing opportunities.

The Company has been developing relationships with produce processors and other companies in an effort to penetrate the fresh-cut produce market. The Company believes that its recent packaging acquisitions in regions where produce is grown will serve as a platform to enhance the Company's ability to cross-market its other products and services to other produce processors and growers in those regions. Similarly, with sales of processing aids, the Company has an opportunity to sell its complementary packaging. The Company also plans to make proposals for product development or food safety programs to other existing customers of its processing aids and packaging.

Due to the extended nature of the development, testing and sales process for processing aids, the Company has experienced no significant backlog of orders to date for these products and, based on the relatively small incremental cost and time frame required to increase product output, the Company does not believe that any backlog measurement is material. Similarly, the Company has not experienced a significant backlog of orders for its packaging materials.

SOURCES OF SUPPLY

The Company purchases its U.S. processing aid ingredient requirements from a number of suppliers, some of which use sources outside the U.S. Requirements for certain raw materials used in the Company's processing aids are obtained pursuant to a contract with Jungbunzlauer, Inc., a U.S. subsidiary of a Swiss-based company which is a former Company shareholder. These raw materials transactions are undertaken on a commercial, arm's-length basis. The mixing of the Company's processing aids is currently conducted under a subcontract with a third party. The Company believes that the mixing of its processing aids could be performed in-house or by numerous other parties on an out-sourcing basis without incurring substantial additional expense.

Potatoes used in processing are provided under a long-term supply agreement with Potandon. This long-term agreement represents a source of supply that might be difficult for the Company to replace without incurring potentially substantial additional expense. Corn is supplied under a number of fixed-price supply agreements, principally with the parties to the Newcorn strategic alliance.

The Company's U.S. packaging business utilizes a number of subcontractors for film manufacturing, conversion and printing. The U.K. packaging business sources its film and other requirements from a number of suppliers, most of which are based in the U.K. and Europe. The U.K. packaging business performs its own conversion and printing. The Company believes that it is not dependent on a single or a few suppliers or subcontractors for its packaging businesses.

INDUSTRY AND GEOGRAPHIC AREAS

Of the Company's two primary product lines, processing aids are sold primarily in the U.S. with smaller amounts also sold in Canada, while packaging materials are marketed in North America, the U.K. and, to a lesser extent, Continental Europe. Since the acquisition of BPS in late 1995 there has been an increase in marketing activity, both in the Company's processing aid and applications technology in Europe. In addition, proprietary perforating technologies developed by BPS have been introduced into the U.S. market. See Note 17 to the Company's Consolidated Financial Statements.

CUSTOMER CONCENTRATION

During the year ended December 31, 1997, two packaging customers, Walkers Snack Foods Ltd, a division of Frito-Lay Europe, a subsidiary of Pepsico, Inc. ("Pepsico"), and Geest Bananas Ltd. ("Geest"), a leading marketer of fresh produce, accounted for approximately 32% and 6% respectively of the Company's sales. During the same period, on a proforma basis reflecting the Fabbri acquisition, these two customers accounted for an aggregate of approximately 22% of the Company's sales. During 1996, Pepsico accounted for 13% of the Company's sales. During 1995, no customer accounted for more than 10% of the Company's sales.

COMPETITION

Although many other companies provide packaging or microbiological testing and, to a lesser extent, processing aids for fresh produce, the Company is unaware of any competitor which provides each of these as components of integrated systems solutions for processing fresh-cut produce. The Company's direct, indirect and potential competitors include producers of sulfites and "sulfite substitutes," as well as other providers of alternative preservation and packaging technologies, including those employing temperature, gas and humidity control. The Company believes its products may provide technological advantages over competing technologies and processes, particularly in terms of their safety and effectiveness. Despite the potential advantages of the Company's products and technologies, however, many competitors and potential competitors, particularly in the market for produce packaging, are larger, have greater financial, marketing, sales, distribution and technological resources, and enjoy greater name recognition than the Company. Certain of these companies may also enjoy long-standing relationships with processors of fresh produce. Accordingly, there can be no assurance that the Company will be able to compete effectively against such competitors.

The Company believes the primary competitive factors in the market for fresh-cut produce technologies include safety and consistency, cost-effectiveness and ease of use, availability of technical service and support and product innovation.

PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS

The Company currently has two U.S. patents, four U.S. patents pending and numerous others licensed to the Company or under review for application. The U.S. patents for the Company's "Potato Fresh(R)" and "Carrot Fresh(R)" products were granted on June 26, 1990 and September 13, 1994, respectively. Patents are pending for the Company's processing aids for broccoli and apples. Patents that had been granted, or applications that were pending as of June 8, 1995 run for the longer of 17 years from the date of formal grant or 20 years from the date of filing. For all subsequent filings, U.S. patents (once granted) run for 20 years from the date of formal application. The Company also has various registered U.S. trademarks, including Respire(R), and its processing aid names, such as Potato Fresh(R), and five trademark applications. The Company will also seek licenses for other trademarks which it believes will add value to a proposed product, as evidenced by its license of the "Green Giant Fresh(R)" brand for fresh-cut potato products (Green Giant Fresh(R) is a registered trademark of the Pillsbury Company). Furthermore, the Company has two patents and 23 patent applications pending outside the U.S. for its main technology, with others under review. To help protect the Company's technology and proprietary information, the Company has confidentiality agreements with its customers, as well as internal non-disclosure agreements and safeguards, although there can be no assurance that these safeguards will be adequate to fully protect the Company. The importance the Company attaches to its patent position is reflected in the significant efforts made on research and development (see the Company's Consolidated Financial Statements and the notes thereto). In addition to its patent protection, the Company believes it has a competitive advantage through its proprietary knowledge of the applications for its technology.

REGULATORY REQUIREMENTS

Based on advice from FDA counsel and on assessment of relevant scientific literature by the Company and by third parties, the Company has concluded that the use of the Company's processing aids in accordance with the Company's recommended protocols is GRAS under FDA regulations. There is, however, a risk that new scientific information about an ingredient could change its GRAS status, that the FDA could revise its regulations governing the GRAS status of the ingredients, or that the FDA might take the position that an ingredient is not GRAS under the current regulations. Any such change could have a material adverse effect on the Company's business, financial condition and results of operations. The Company employs a firm of Washington-based FDA lawyers to advise the Company on the effect of FDA regulations on the Company's operations, together with any planned or potential changes in government attitude and legislation. The Company also consults with advisors outside the U.S. concerning foreign regulatory issues. Compliance with existing FDA regulations has not been a material burden on the Company's operations to date, although there can be no assurance that the regulatory requirements will not change and increase the burden to the Company.

The Company's packaging operations are subject to federal, state and local U.S., U.K. and other European environmental laws and regulations that impose limitations on the generation, storage, transport, disposal and emission of various substances into the environment, including laws that restrict the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company is subject to U.S. and foreign laws and regulations regarding the use, storage, transport and disposal of inks used with its packaging products. There can be no assurance that there will not be an accidental contamination, disposal or injury from the use, storage, transport or disposal of inks used in the Company's packaging business. Additionally, the Company's use of plastic film in its packaging operations may subject it, in certain jurisdictions, to laws and regulations designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of additional environmental protection measures. The Company may be required to make capital expenditures in response to changing compliance standards and environmental regulations. Furthermore, unknown contamination of sites currently or formerly owned or operated by the Company (including contamination caused by prior owners and operators of such sites) and off-site disposal of hazardous substances and wastes may give rise to additional compliance costs. There can be no assurance that the Company will not incur liabilities for environmental matters in the future, including those resulting from changes in environmental regulations, that may have a material adverse effect on the Company's business, financial condition and results of operations.

Specifically, during its due diligence investigation in connection with the Fabbri Acquisition, the Company was informed that from time to time in the past Fabbri disposed of certain hazardous waste (such as used oil cans, empty dye cans and electrolytic salts residue) using some waste mangement companies that were not authorized handlers of hazardous waste under applicable Spanish legislation. Some drums of such hazardous waste also were not labeled as required and stored longer than permitted under Spanish legislation. Under Spanish law, a producer of hazardous wastes remains responsible for damages to third parties or the environment if these wastes are collected by a non-authorized hauler. As part of the documentation of the Fabbri Acquisition, the Company obtained from the prior owner of Fabbri, Sidlaw Group plc, a U.K. public-company ("Sidlaw"), an indemnification for any fines or penalties levied against the Company from the collection of waste by unauthorized haulers, subject to a limit of approximately $4,500,000. The Company is not aware that these past actions resulted in any environmental damages, and therefore does not believe that these represent possible material losses. To the extent that the Company incurs liabilities in respect of the foregoing that are not covered by the indemnity from Sidlaw, or Sidlaw fails to fulfill its indemnity obligations, there could be a material adverse effect on the Company's business, financial condition and results of operations. Nevertheless, the Company is not aware that any claims have been made or are pending, and is not aware of any past or current environmental conditions that it believes will result in any material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYMENT

As of December 31, 1997, the Company had 191 employees providing services in the U.S. and Europe, of which 19 were engaged in sales and marketing, 121 in production, 16 in technical services and research and 35 in management and administration. Some of the managerial employees are employed pursuant to employment agreements, and the Company maintains key man insurance on Mr. Devine in the amount of $1,000,000. See "Item 11. Executive Compensation". The Company expects to recruit additional personnel as and when required.

FORWARD LOOKING STATEMENTS

The above discussions include certain forward looking statements of management's expectations of product developments and potential results of operations. For a discussion of factors that may materially affect realization of these expectations, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements.


ITEM 2. PROPERTIES

The Company believes that its current facilities are adequate for its present needs and that it would not have any difficulty in obtaining additional or alternate space at prevailing rates if necessary. The Company's current facilities are as follows:


                              SQUARE    OWNED/LEASED
     LOCATION                  FEET     (EXPIRATION)      CHARACTER OF USE
----------------------------  -------  ----------------  -------------------------------

Philadelphia, PA                6,600  Leased (1/2002)   Principal administrative office
Fresno, CA                      2,700  Leased (2/1999)   Applications laboratory
Oswego, IL                     16,000  Leased (6/1999)   Packaging operations
Gainsborough, England          19,500  Leased (10/2004)  Printing facility
Runcorn, England               17,478  Owned             Perforating and converting
                                                         facilities
Runcorn, England                5,085  Leased (9/2007)   Perforating and converting
                                                         facilities
Runcorn, England                8,500  Leased (12/2000)  Perforating and converting
                                                         facilities
Runcorn, England                4,000  Month-to-month    Vacated 1/1998
Runcorn, England                5,500  Month-to-month    Vacated 1/1998
Somis, CA(a)                   74,248  Leased (8/2002)   Fresh-cut corn processing
                                                         facility
Worcester, MA                   1,400  Leased (12/1998)  Food safety and microbiological
                                                         testing laboratory and office
                                                         space
Valencia, Spain               142,106  Owned             Packaging operations


    (a) Property is leased by Newcorn and the lease is guaranteed by the Company. Newcorn will occupy approximately 25% of the facility. The Company intends to sublease the remaining space.

The Company also occupies additional space under agreements with third parties, primarily in connection with research and development arrangements and processing activities.


ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject. None of the Company's officers or directors are involved in any legal proceedings relating to the Company. To the best of the Company's knowledge, there are no proceedings being contemplated by governmental authorities.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

MARKET INFORMATION

    PRICE RANGE OF COMMON STOCK

The Company's Common Stock commenced trading on the Nasdaq SmallCap Market under the symbol "EPTG" in July 1996. For approximately 30 days after March 18, 1998, the Company's Common Stock is included in the Nasdaq Small Cap Market under the symbol "EPTGD" to indicate the 1-for-2 reverse stock split that was approved by the Company's shareholders in a special meeting held on March 13, 1998. From September 1995 to July 1996, the Common Stock traded on the National Association of Securities Dealers "bulletin board." Prior to September 1995, the Common Stock traded on the National Association of Securities Dealers "pink sheets." An application has been made to include the Common Stock on the Nasdaq National Market under the symbol "EPTG." The following table sets forth the high and low reported sales prices for the Company's Common Stock during the periods indicated (reflecting actual prices before the reverse stock split and assuming a post-split price that is twice the pre-split price):


                           HIGH                 LOW
                      --------------       -------------
                      PRE-     POST-       PRE-    POST-
                      SPLIT    SPLIT       SPLIT   SPLIT
                      --------------       -------------

1996
First quarter          $5.88  $11.75       $3.06  $ 6.13
Second quarter          9.00   18.00        4.75    9.50
Third quarter           7.63   15.25        5.00   10.00
Fourth quarter          7.13   14.25        4.00    8.00

1997
First quarter           6.68   13.38        4.88    9.75
Second quarter          6.56   13.13        4.00    8.00
Third quarter           9.06   18.13        5.63   11.25
Fourth quarter          9.63   19.25        5.00   10.00


As of December 31, 1997 there were 18,095,965 (9,047,982 shares on a post-split basis) shares of the Company's Common Stock issued and outstanding, held by 301 shareholders of record. During the twelve months ended December 31, 1997, the Company did not declare any cash dividends on its Common Stock. Other than in connection with the payment of accumulated dividends, which have not been declared or paid, on its Series A 10% Cumulative Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock (collectively with the Series D Convertible Preferred Stock, the "Preferred Stock"), the Company intends to retain earnings, if any, which may be generated from operations to finance the expansion and development of its business. No cash dividends have been declared or paid to date on the Common Stock. The Company does not expect to declare or pay cash dividends to the holders of the Common Stock in the foreseeable future and no such dividends may be declared or paid until all accumulated dividends on the Series A, Series B and Series C Preferred Stock have been paid. See Note 9 to the Company's Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

In November 1997, the Company issued 12,500 shares of Board Designated Preferred Stock - designated Series D Convertible Preferred Stock - at an aggregate consideration, before associated costs and expenses of approximately $583,000, of $12,500,000, to three new institutional investors (the "Series D Stock"). Such issuance was made under Regulation D under the 1933 Act in a transaction not involving a public offering. The Series D Stock arrangement contains provisions in which certain circumstances, which are outside of the Company's control, could provide the Series D Stockholders with the ability to redeem their shares. The amount to be paid by the Company in the event of a redemption would be calculated as the greater of (a) 115% of the stated value of the Series D Stock plus 4% appreciation accrued from the issuance date to the redemption date or (b) the "parity value" of the shares to be redeemed, which is calculated as the number of shares issuable upon conversion multiplied by the closing price on the redemption date.

At the option of each holder, each share of Series D Stock is convertible, subject to certain limitations, into such number of shares of Common Stock as is determined by dividing the sum of (i) the stated value and (ii) a premium equal to 4% of the stated value per annum accruing from the date of issuance, by the Conversion Price then in effect, being generally 94% of the lowest five-day average closing bid price per share of Common Stock during a specified period of time, subject to certain limitations and exceptions. Holders of the Series D Stock are not entitled to any dividends and have limited voting rights. In connection with the issuance of the Series D Stock, the Company issued warrants to purchase 201,614 shares of Common Stock, exercisable at $20.16 at any time until November 6, 2002.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected condensed consolidated statement of operations and balance sheet data for the Company. The selected condensed consolidated financial data for the years ended December 31, 1995, 1996 and 1997 and as of December 31, 1996 and 1997 are derived from the audited Consolidated Financial Statements of the Company, which are included elsewhere in this report, and are qualified by reference to such Consolidated Financial Statements and the related Notes thereto. The selected condensed consolidated financial data for the years ended December 31, 1993 and 1994 and as of December 31, 1993, 1994 and 1995 are derived from audited consolidated financial statements of the Company not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with the Consolidated Financial Statements, the related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.




                                              FISCAL YEAR ENDED DECEMBER 31
                                         ----------------------------------------
                               1993          1994          1995           1996          1997
                           ------------  ------------  ------------   ------------  ------------
                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF  OPERATIONS:
Sales                        $     178     $     578     $   3,240     $  11,314   $  19,953
Cost of Sales                       47           387         2,469         9,136      18,090
Gross Profit                       131           191           771         2,178       1,863
Total operating expenses         2,768         3,472         3,813         6,362       9,185
Loss from operations            (2,637)       (3,281)       (3,042)       (4,184)     (7,322)
Net loss                        (2,666)       (3,373)       (3,320)       (4,296)     (7,187)
Net loss for common
 shareholders                   (2,666)       (3,697)       (3,634)       (5,295)     (8,355)
Net loss per common share    $   (0.88)    $   (1.02)    $   (0.78)    $   (0.71)  $   (1.00)
Weighted average number
 of common shares            3,035,620     3,629,362     4,655,529     7,436,759   8,372,537






                                                          DECEMBER 31,
                                                          ------------
                                 1993          1994          1995           1996          1997
                             ------------  ------------  ------------   ------------  ------------
                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
BALANCE SHEET DATA:
Working capital (deficiency)  $    (623)    $    (378)    $    1,167     $    2,269    $   6,513
Total assets                      2,630         3,189         10,041         15,215       26,200
Long-term debt                       76         1,812            844          1,554        1,792
Total liabilities                   984         2,771          3,665          6,797        8,967
Series D Convertible
  Preferred Stock                     0             0              0              0       10,617
Accumulated deficit              (4,670)       (8,043)       (11,363)       (16,283)     (24,207)
Total shareholders' equity    $   1,646     $     418     $    6,376     $    8,418    $   6,615

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company is a leading developer and marketer of integrated produce systems solutions specifically designed to address the needs of the rapidly growing market for fresh-cut produce. In this regard, the Company develops, manufactures and markets proprietary produce processing aids, packaging technologies, and scientific and technical services, which are specifically designed to maintain the quality and integrity of fresh-cut produce. The foundation of the Company's integrated systems solutions is its proprietary produce processing aid technology, which inhibits the natural enzymatic degradation of fruits and vegetables after they have been processed. Fresh-cut fruits and vegetables that are treated with the Company's proprietary processing aids better maintain their natural characteristics such as color, texture, taste and smell. The use of the Company's processing aids allows for increased availability of certain fresh-cut produce products, such as sliced apples, potatoes and corn. The Company has concluded that the use of the Company's processing aids, in accordance with the Company's recommended protocols, is "generally recognized as safe" ("GRAS") under FDA regulations. The Company also uses a variety of film technologies to create packaging specifically designed to complement and enhance the effectiveness of the Company's processing aids by allowing fruits and vegetables to "breathe" after they have been cut and packaged. The Company markets these packaging products to produce growers and processors. In addition, the Company's scientific and technical services, which include food safety and microbiological testing, provide fresh produce processors with expertise in food safety, post-harvest horticulture and processing techniques, and support the cross-marketing efforts for the Company's other products. The Company believes its processing aids are safe and environmentally "friendly" and, together with its packaging and scientific and technical services, add significant value to the businesses of its customers. In addition to its integrated systems solutions for fresh-cut produce, the Company also markets flexible packaging for uses in the snack food, bakery and confectionery industries and for other uses.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Sales.  Sales increased from $11,314,000 in 1996 to $19,953,000 in 1997, an increase of $8,639,000 or 76%. Sales of processing aids in the US and Europe increased from $1,327,000 in 1996 to $3,035,000 in 1997, an increase of $1,708,000 or 129%. Sales of US packaging materials increased from $1,717,000 in 1996 to $2,716,000 in 1997, an increase of $999,000 or 58%. Sales of UK and European packaging materials grew from $8,270,000 in 1996 to $14,202,000 in 1997, an increase of $5,932,000 or 72%.

The increase in processing aid sales was mainly due to the inclusion of a full year of revenue from the sale of fresh-cut corn through the Company's majority-owned affiliate, Newcorn, which commenced sales in the third quarter of 1996, as well as internal growth. The Company is continuing to focus on the sale and development of its processing aid technologies, particularly with respect to corn, potatoes and apples. Product testing continues, and in some cases has been expanded or accelerated, and significant costs have been incurred to date which have yet to yield material revenues. Some of the initial results of this work are evidenced by the agreements with Potandon and Farmington Fresh. The Company believes that both of these agreements have the potential to result in increased sales in the future, although there can be no assurance that this will be the case.

The growth in the U.S. packaging materials business was principally attributable to the inclusion of a full year of the results of operations of Crystal, which was acquired in the third quarter of 1996 and, to a lesser extent, growth in the Company's Respire business. The sales increase in the U.K. and Europe of packaging materials was principally attributable to internal growth in the core packaging business, the inclusion of a full year of the results of operations attributable to EPL Flexible's Gainsborough Facility and, to a lesser extent, sales attributable to Fabbri, which was acquired in December 1997.

In 1997, two packaging customers, Pepsico and Geest (a leading marketer of fresh produce), accounted for approximately 32% and 6%, respectively, of the Company's sales.

Gross Profit. Gross profit decreased from $2,178,000 in 1996 to $1,863,000 in 1997, a decrease of $315,000 or, as a percentage of sales, from 19.2% to 9.3%. This reduction was principally due to: (i) increased fixed costs related to newly-acquired packaging operations at EPL Flexible's Gainsborough Facility,
(ii) costs incurred in the relocation of film printing activities, from the Runcorn Facility to the Gainsborough Facility, (iii) initial operating inefficiencies associated with the reorganization at the Runcorn Facility and the Gainsborough Facility and (iv) proportionately greater sales of packaging products, which yield lower margins than the Company's perforated products. The reorganization of the Company's Runcorn and Gainsborough facilities, which resulted in significant operating inefficiencies during 1997, especially in the second half of 1997, has been completed. Operating results from period to period may continue to be impacted by variations in product mix. Management believes changes in prices of raw material for its products have not had a material effect on the Company's results of operations; however, as the Company's business becomes more reliant upon sales of its processing aids, results of operations may be more susceptible to the effects of changing prices due to the pricing of certain kinds of produce, as well as ingredients used in the Company's processing aids.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $4,413,000 in 1996 to $6,693,000 in 1997, an increase of $2,280,000 or 52%. This increase was due primarily to (i) incremental expenses from the inclusion of a full year of expenses from the Gainsborough Facility, and the operation of Newcorn and Crystal, as well as incremental expenses from the acquisition of Fabbri, and (ii) the continuing and accelerating development of the Company's sales and marketing efforts, including projects supporting prospective large customers, particularly in the processing aid area for potatoes and corn, and (iii) other costs, including increased costs of patent preparation and filing, as well as the appointment of additional personnel.

The Company's sales and marketing efforts with respect to processing aids are primarily focused on fresh-cut potatoes, corn and apples and, to a lesser extent, other produce categories. These expenses in 1997 also include certain one-time costs, such as (i) bonuses paid to certain executive officers in connection with the consummation of certain transactions, including the Series D Stock placement and the Fabbri Acquisition, and (ii) costs associated with a line of credit obtained from Trilon Dominion Partners (the Company's largest shareholder) in the third quarter of 1997, which was repaid and canceled in the fourth quarter of 1997. Excluding one-time costs, the Company expects that sales and marketing expenses will continue at recent levels and may increase.

Research and Development Costs. Research and development costs increased from $939,000 in 1996 to $1,203,000 in 1997, an increase of $264,000 or 28%. This reflects increased costs of the scientific activities related to sales efforts for prospective large customers, principally related to broccoli, mushrooms and perforated films. The Company expects that research and development costs will continue at recent levels and may increase.

Depreciation and Amortization. Depreciation and amortization increased from $1,010,000 in 1996 to $1,290,000 in 1997, an increase of $280,000 or 28%. This is a result of a full year of expenses for the Gainsborough Facility, Crystal and Newcorn since their acquisitions made in the second half of 1996, plus capital expenditures during 1997.

Loss from Operations. Loss from operations increased from $4,184,000 to $7,322,000, an increase of $3,138,000 or 75%. The increase was principally due to the increase in total operating expenses. However, total operating expenses, excluding depreciation and amortization, rose at a lower rate than the growth in sales revenue, as reflected in the absolute increase in total operating expenses but a decrease as a percentage of sales, from 47.3% in 1996 to 39.6% in 1997. This reflects the leveraging of the Company's infrastructure through the expansion of the Company's business.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Sales. Sales increased from $3,240,000 in 1995 to $11,314,000 in 1996, an increase of $8,075,000 or 249%. Sales of processing aids increased from $473,000 in 1995 to $1,327,000 in 1996, an increase of $854,000 or 181%. Sales for the U.S. packaging materials business increased from $868,000 in 1995 to $1,717,000 in 1996, an increase of $849,000 or 98%. Sales from the U.K. and European packaging materials businesses grew from $1,899,000 in 1995 to $8,270,000 in 1996, an increase of $6,372,000 or 336%.

The increase in processing aid sales was mainly from the inclusion of revenue from the sale of fresh-cut corn through the Company's majority-owned subsidiary, Newcorn, which commenced sales in the third quarter of 1996. The growth in the U.S. packaging materials business mainly reflected the contribution of the Crystal business acquired in July 1996. The sales increase from U.K. and European packaging materials reflected a full period contribution from the Runcorn Facility, acquired in September 1995, together with an initial contribution from the Gainsborough Facility, which includes sales to its main customer Pepsico.

In 1996, one customer, Pepsico, accounted for 13.0% of consolidated sales and in 1995, no customer accounted for more than 10.0% of consolidated sales.

Gross Profit. Gross profit increased from $771,000 in 1995 to $2,178,000 in 1996, an increase of $1,407,000 or 183%, but decreased as a percentage of sales from 23.8% in 1995 to 19.2% in 1996. This reduction was due principally to the increase in sales of packaging materials as a percentage of total sales. Packaging sales generate a lower average margin than processing aids.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $2,638,000 in 1995 to $4,413,000 in 1996, an increase of $1,775,000 or 67%. A significant part of the increase was due to the inclusion of expenses from the Runcorn Facility operations, as well as incremental expenses from the inclusion of the Gainsborough Facility, Crystal and Newcorn in consolidated results. The remainder of the increase was due to the continuing development of the sales and marketing effort as well as projects to support prospective large customers. This effort was focused on a number of produce categories, including potatoes and apples, where market test activity continued. Furthermore, additional investor relations costs were incurred, including SEC-related and other legal work.

Research and Development Costs. Research and development costs increased from $601,000 in 1995 to $939,000 in 1996, an increase of $338,000 or 56%. This reflects the costs of third-party collaborative projects commenced during 1995, as well as the costs associated with additional staff to support the Company's scientific and technical objectives relating to sales efforts for prospective large customers.

Depreciation and Amortization. Depreciation and amortization increased from $574,000 in 1995 to $1,010,000 in 1996, an increase of $435,000 or 76%. The most significant portion of this increase was due to a full year of depreciation of fixed assets and amortization of goodwill arising from the acquisition of the Runcorn Facility in September 1995, with the remainder due to capital expenditures and the assets acquired in the Gainsborough Facility, Crystal and Newcorn acquisitions during 1996.

Loss from Operations. Loss from operations increased from $3,042,000 in 1995 to $4,184,000 in 1996, an increase of $1,142,000 or 38%. The increase was due to an increase in total operating expenses. However, total operating expenses, excluding depreciation and amortization, decreased as a percentage of sales from 100.0% in 1995 to 47.3% in 1996, reflecting the leveraging of the Company's infrastructure through the expansion of its business.

YEAR 2000 COMPLIANCE

The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in manufacturing, product development, financial business systems and various administrative functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification or even possibly replacement of such source code or applications will be necessary. The Company is currently in the process of completing its identification of software applications that are not "Year 2000" compliant and expects to make appropriate responses to address any issue identified. Given the information known at this time about the Company's systems, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems as necessary, it is currently not anticipated that these "Year 2000" costs will have any material adverse effect on the Company's business, financial condition or results of operations. However, the Company is still in the preliminary stages of analyzing its software applications and, to the extent they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update software, or potential systems interruptions, would not have a material adverse effect on the Company's business, financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had $3,757,000 in cash and short term investments, compared with $1,640,000 at December 31, 1996, an increase of $2,117,000. During the year ended December 31, 1997, $5,921,000 was used in operating activities. In addition, $8,334,000 was used in investing activities, of which $1,004,000 was used to purchase fixed assets and $7,330,000 was used in the purchase of businesses, notably the Fabbri Acquisition and the acquisition of assets from Twin Garden Farms. The increase in cash used in operating activities of $2,081,000 in 1997 compared to 1996 reflects the increased loss in 1997, net of increased depreciation and amortization, offset by lower amounts used in accounts receivable and increases in amounts in accounts payable.

Total financing activities during 1997 provided $16,581,000, compared with $6,439,000 in 1996. Of this, gross proceeds of $12,500,000 were raised in the Series D Stock placement. The balance came principally from the issuance of Series C Preferred Stock and common stock in the second quarter of 1997, and the exercise of previously issued stock options and warrants.

At December 31, 1997, the Company had warrants outstanding and exercisable to purchase 341,198 shares of common stock at a weighted average price of $14.26 per share, which, if exercised, would provide the Company with gross proceeds of approximately $4,866,000. In addition, at December 31, 1997, the Company had 1,758,125 options outstanding and exercisable to purchase shares of common stock at a weighted average price of $9.92 per share, which, if exercised, would provide the Company with gross proceeds of up to approximately $15,689,000. At December 31, 1997, there were no material commitments for capital expenditures.

The Company, through its subsidiary EPL Technologies (Europe) Limited ("EPL Europe"), has a line of credit in the amount of Pounds Sterling 150,000 ($248,000 at an exchange rate of Pounds Sterling 1:$1.65) with the Bank of Scotland as part of its credit facility for its U.K. operations (the "U.K. Credit Facility"), under which Pounds Sterling 16,000 ($26,000 at an exchange rate of Pounds Sterling 1:$1.65) was outstanding as of December 31, 1997. The U.K. Credit Facility also contains a term loan and a revolving facility, under which Pounds Sterling 710,000 ($1,168,000) at an exchange rate of Pounds Sterling 1:$1.65) and Pounds Sterling 400,000 ($658,000 at an exchange rate of Pounds Sterling 1:$1.65), respectively, were outstanding as of December 31, 1997. The Company plans to repay the outstanding amounts under the term loans and the revolving facility with the net proceeds of the proposed public offering described below, if such offering is completed. While the term loan would be terminated upon repayment, the Company currently anticipates that the revolving facility, in the amount of Pounds Sterling 400,000 ($658,000 at an exchange rate of Pounds Sterling 1:$1.65), would remain available for future borrowings. The U.K. Credit Facility is secured by the assets of the Company's U.K. subsidiaries. The debt agreements with the Bank of Scotland contain certain covenants applicable to the results of operation of the businesses of EPL Europe and its subsidiaries, which provide for maintenance of minimum earnings before income taxes and cash flows to interest expense ratios. During the final quarter of 1997, EPL Europe informed the Bank of Scotland that it expected it would be unable to meet certain covenants for fiscal 1997. Subsequent to December 31, 1997, EPL Europe and its subsidiaries and the Bank of Scotland agreed to amend certain provisions of the facility agreements in relation to these covenants.

The Company is currently expecting to make capital expenditures of approximately $3,600,000 during 1998. Of this amount, approximately $1,900,000 will be used to refurbish and expand certain Newcorn facilities, with the remainder to be used primarily to expand capacity in EPL's flexible packaging business and in the fresh-cut potato business.

On February 17, 1998, the Company filed a registration statement for a proposed public offering of its Common Stock (the "Offering). The Offering consists of 3,500,000 shares of Common Stock, of which 809,097 shares of Common Stock would be sold by the Company (and an additional 525,000 shares of Common Stock if the underwriters' over-allotment option is exercised) and 2,690,903 shares of Common Stock (including 1,288,666 shares issuable upon conversion of Series A Preferred Stock) would be sold by Trilon. The registration statement relating to the Offering (SEC File No 333-46397) has not yet become effective. The securities to be registered under the registration statement may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. There can be no assurance that the Offering will be completed or that the currently proposed terms will not be modified. The Company expects to use approximately $1,853,000 of the estimated net proceeds of the proposed Offering to repay outstanding borrowings under the U.K. Credit Facility, and the remainder to make additional capital expenditures in its corn, potato and packaging businesses and for working capital and general corporate purposes, including the possibility that the Company may use a portion of the net proceeds of the Offering for the acquisition of businesses, products and technologies that are complementary to those of the Company (for which additional equity or debt financing may be required), although no such acquisitions are currently being negotiated and no portion of the net proceeds has been allocated for any specific acquistion. Furthermore, there can be no assurance that suitable acquistion candidates will be identified or that any acquisition will be consummated.

Historically, the Company's revenues have not been sufficient to fund the development of the Company's business, and thus it has had to finance its operating losses externally principally through equity financing. The Company's management believes that cash flows from consolidated operations and existing resources, together with the net proceeds of its proposed Offering, if such Offering is completed, will be sufficient to meet the Company's operating needs for the next twelve months. The Company may, however, be required to seek additional debt or equity financing to implement its growth strategy.

FORWARD LOOKING STATEMENTS

The discussions above include certain forward looking statements regarding the Company's expectations of gross margin, expenses, market penetration, success in obtaining large new customers, possible acquisitions, access to capital, new product introduction, trends affecting the Company's financial condition or results of operations, the Company's financing plans, the Company's business and growth strategies, and the use of the net proceeds to the Company of the proposed Offering. Actual results may vary materially from such expectations. Meaningful factors that might affect such results include: a) the Company's
needs for capital, including for acquisitions, which needs have    been and are
expected to continue to be substantial, and its potential inability to obtain additional financing on satisfactory terms, b) the Company's product development and sales process, which is lengthy and resource intensive, c) the uncertainty of demand for, or the market acceptance of, the Company's products and services, d) the Company's limited resources and experience in marketing and selling its products and services, e) financial and personnel resource requirements and potential difficulties in cross-marketing and managing multiple product lines, f) the Company's potential inability to identify and acquire acceptable acquisition targets, to the extent necessary to fulfil its expansion plans, and its potential inability to successfully integrate any such acquistions into its operations, g) potential product obsolesence and short product life cycles, h) potential competition, particularly in the market for produce packaging, from companies with greater financial, management and other resources, i) the unpredictability and volatility of the market for agricultural products, j) changes in U.S. and foreign regulation, k) difficulty with research and development activities regarding new products, including extension of necessary time periods or increase in expense for product introduction, l) potential difficulties in obtaining or protecting intellectual property rights or the infringement of proprietary or other rights of the Company by third parties, m) raw material availability and pricing and n) loss of services of key employees of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS


                                                                     Page

INDEPENDENT AUDITORS' REPORT                                           24

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1996 AND 1995           25

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED              26
DECEMBER 31, 1996, 1995 AND 1994

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS          27
ENDED DECEMBER 31, 1996, 1995 AND 1994

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED              28
DECEMBER 31, 1996, 1995 AND 1994

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             29

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
     EPL Technologies, Inc.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of EPL Technologies, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EPL Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 18, the accompanying financial statements give effect to a one-for-two reverse stock split effective March 13, 1998.


Deloitte & Touche LLP
Philadelphia, Pennsylvania

February 27, 1998 (March 13, 1998 as to Note 18)

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996


                                                                                                        1997              1996
CURRENT ASSETS:
Cash and cash equivalents                                                                           $   3,756,956     $   1,639,567
Accounts receivable, net                                                                                5,382,125         2,911,660
Due from related parties                                                                                                     34,101
Inventories                                                                                             3,411,213         1,938,819
Prepaid expenses and other current assets                                                               1,060,506           623,792
                                                                                                    -------------     -------------
    Total current assets                                                                               13,610,800         7,147,939
                                                                                                    -------------     -------------
PROPERTY AND EQUIPMENT, Net                                                                             8,145,543         4,005,711
                                                                                                    -------------     -------------
INTANGIBLE ASSETS, Net:
Patent and distribution rights, net of accumulated amortization of $2,772,371
  and  $2,459,757 at December 31, 1997 and 1996                                                           977,903         1,303,121
Goodwill, net of accumulated amortization of $633,827 and $311,960 at
  December 31, 1997 and 1996                                                                            3,247,229         2,503,655
Other intangibles, net of accumulated amortization of $117,989 and $82,161 at
  December 31, 1997 and 1996                                                                              218,480           254,996
                                                                                                    -------------     -------------
    Total other assets                                                                                  4,443,612         4,061,772
                                                                                                    -------------     -------------
TOTAL ASSETS                                                                                        $  26,199,955        15,215,422
                                                                                                    =============     =============
CURRENT LIABILITIES:
  Accounts payable                                                                                  $   4,738,369     $   3,005,577
  Accrued expenses                                                                                      1,147,597         1,213,964
  Other liabilities                                                                                       815,280           396,418
  Current portion of long-term debt                                                                       396,070           262,779
                                                                                                    -------------     -------------
    Total current liabilities                                                                           7,097,316         4,878,738

LONG-TERM DEBT                                                                                          1,791,903         1,554,161

DEFERRED INCOME TAXES                                                                                      77,964           161,926

MINORITY INTEREST                                                                                                           202,120
                                                                                                    -------------     -------------
    Total liabilities                                                                                   8,967,183         6,796,945
                                                                                                    -------------     -------------
COMMITMENTS AND CONTINGENCIES (Note 13)

CONVERTIBLE SERIES D PREFERRED STOCK, $.01 par value -
  authorized, issued and outstanding 12,500 and 0 shares in 1997 and 1996                              10,617,346

STOCKHOLDERS' EQUITY:
Convertible Series A Preferred Stock, $1.00 par value - authorized, 3,250,000 shares;
  issued and outstanding 2,073,000 and 2,490,000 shares in 1997 and 1996, respectively                  2,073,000         2,490,000
Convertible Series B Preferred Stock $0.01 par value authorized, 531,915 shares;
  issued and outstanding 0 and 531,915 shares in 1997 and 1996, respectively                                                  5,319
Convertible Series C Preferred Stock, $.001 par value -
  authorized, issued and outstanding, 144,444 and 0 shares in 1997 and 1996, respectively                     144
Common Stock, $0.001 par value - authorized, 50,000,000 shares;
  issued and outstanding, 9,047,982 and 7,765,600 shares in 1997 and 1996, respectively                     9,048             7,765
Additional paid-in capital                                                                             28,697,761        21,947,444
Accumulated deficit                                                                                   (24,206,954)      (16,283,464)
Foreign currency translation adjustment                                                                    42,427           251,413
                                                                                                    -------------     -------------
    Total stockholders' equity                                                                          6,615,426         8,418,477
                                                                                                    -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $  26,199,955        15,215,422
                                                                                                    =============     =============

See notes to consolidated financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                 1997              1996              1995
SALES                                                         $19,953,480       $11,314,141       $ 3,239,566
COST OF SALES                                                  18,090,546         9,136,286         2,468,843
                                                             ------------      ------------      ------------
GROSS PROFIT                                                    1,862,934         2,177,855           770,723
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    6,692,727         4,413,365         2,638,116
RESEARCH AND DEVELOPMENT COSTS                                  1,202,645           938,719           600,529
DEPRECIATION AND AMORTIZATION                                   1,289,758         1,009,746           574,293
                                                             ------------      ------------      ------------
LOSS FROM OPERATIONS                                           (7,322,196)       (4,183,975)       (3,042,215)
INTEREST EXPENSE, NET                                             122,025            20,223           267,176
MINORITY INTEREST                                                (202,120)           (9,711)
                                                             ------------      ------------      ------------
LOSS BEFORE INCOME TAX EXPENSE                                 (7,242,101)       (4,194,487)       (3,309,391)
INCOME TAX (BENEFIT) EXPENSE                                      (55,043)          101,432            10,543
                                                             ------------      ------------      ------------
NET LOSS                                                       (7,187,058)       (4,295,919)       (3,319,934)
ACCRETION, DISCOUNT AND DIVIDENDS
ON PREFERRED STOCK                                              1,167,486           998,924           313,854
                                                             ------------      ------------      ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                    $(8,354,544)      $(5,294,843)      $(3,633,788)
                                                             ============      ============      ============
LOSS PER COMMON SHARE                                         $     (1.00)      $     (0.71)      $     (0.78)
                                                             =============     ============      ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      8,372,537         7,436,759         4,655,529
                                                             ============      ============      ============

See notes to consolidated financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                                             SERIES A                SERIES B
                                                                 COMMON STOCK            PREFERRED STOCK         PREFERRED STOCK
                                                            ---------------------    -----------------------   --------------------
                                                              NUMBER      AMOUNT       NUMBER       AMOUNT       NUMBER      AMOUNT
BALANCE, JANUARY 1, 1995                                     3,828,206     $3,828     3,250,000   $3,250,000
Shares issued in private placement (net of issuance cost)    1,375,000      1,375
Conversion of note payable to common shares
(net of write-off of deferred finance costs)                 1,012,500      1,012
Shares issued to pay expenses and fees                         115,236        115
Conversion of preferred shares to common shares                240,000        240      (360,000)    (360,000)
Exercise of warrants                                            33,334         34
Net loss
Foreign currency translation adjustment
                                                             ---------  ---------     ---------   ----------
BALANCE, DECEMBER 31, 1995                                   6,604,276      6,604     2,890,000    2,890,000
Preferred shares issued for cash                                                                                 531,915     $5,319
Discount on Series B preferred stock
Exercise of options                                            192,000        192
Shares issued to pay expenses and fees                           2,992          3
Conversion of preferred shares to common shares                266,667        267      (400,000)    (400,000)
Exercise of warrants (net of costs)                            699,665        699
Net loss
Foreign currency translation adjustment
                                                             ---------  ---------     ---------    ---------    --------    -------
BALANCE, DECEMBER 31, 1996                                   7,765,600      7,765     2,490,000    2,490,000     531,915      5,319
Shares issued in private placement (net of issuance costs)     168,750        169
Preferred shares issued for cash:
Series C preferred stock
Series D preferred stock
Accretion of Series C warrant value
Accretion of Series D warrants, discount,
increase in stated value and issuance costs
Discount on Series C preferred stock
Exercise of options (net of costs)                             410,250        410
Conversion of preferred shares to common shares                543,957        544      (417,000)    (417,000)   (531,915)    (5,319)
Exercise of warrants (net of costs)                            119,425        120
Shares issued for acquisitions                                  40,000         40
Net loss
Foreign currency translation adjustment
                                                             ---------  ---------     ---------   ----------    --------    -------
BALANCE, DECEMBER 31, 1997                                   9,047,982     $9,048     2,073,000   $2,073,000
                                                             =========  =========     =========   ==========    ========    =======


                                                                    SERIES C
                                                                 PREFERRED STOCK       ADDITIONAL                    CURRENCY
                                                              ---------------------     PAID-IN      ACCUMULATED    TRANSLATION
                                                                NUMBER     AMOUNT       CAPITAL        DEFICIT       ADJUSTMENT
                                                                                       ----------    -----------    -----------
BALANCE, JANUARY 1, 1995                                                               $ 5,210,046     (8,042,611)        (3,124)
Shares issued in private placement (net of issuance cost)                                4,878,625
Conversion of note payable to common shares
(net of write-off of deferred finance costs)                                             3,910,643
Shares issued to pay expenses and fees                                                     424,889
Conversion of preferred shares to common shares                                            359,760
Exercise of warrants                                                                        66,633
Net loss                                                                                               (3,319,934)
Foreign currency translation adjustment                                                                                   (5,692)
                                                                                       -----------   ------------     ----------
BALANCE, DECEMBER 31, 1995                                                              14,850,596    (11,362,545)        (8,816)
Preferred shares issued for cash                                                         2,494,681
Discount on Series B preferred stock                                                       625,000       (625,000)
Exercise of options                                                                        255,328
Shares issued to pay expenses and fees                                                      23,929
Conversion of preferred shares to common shares                                            399,733
Exercise of warrants (net of costs)                                                      3,298,177
Net loss                                                                                               (4,295,919)
Foreign currency translation adjustment                                                                                  260,229
                                                                                       -----------   ------------     ----------
BALANCE, DECEMBER 31, 1996                                                              21,947,444    (16,283,464)       251,413
Shares issued in private placement (net of issuance costs)                               1,246,672
Preferred shares issued for cash:
Series C preferred stock                                        144,444       144          622,549
Series D preferred stock                                                                 1,943,569
Accretion of Series C warrant value                                                         19,833        (19,833)
Accretion of Series D warrants, discount,
increase in stated value and issuance costs                                                              (644,377)
Discount on Series C preferred stock                                                        72,222        (72,222)
Exercise of options (net of costs)                                                       1,489,557
Conversion of preferred shares to common shares                                            421,775
Exercise of warrants (net of costs)                                                        369,180
Shares issued for acquisitions                                                             564,960
Net loss                                                                                               (7,187,058)
Foreign currency translation adjustment                                                                                 (208,986)
                                                               --------  --------      -----------   ------------      ---------
BALANCE, DECEMBER 31, 1997                                     $144,444      $144      $28,697,761   $(24,206,954)        42,427
                                                               ========  ========      ===========   ============      =========















                                                                        TOTAL
                                                                    STOCKHOLDERS'
                                                                       EQUITY
                                                                    -------------
BALANCE, JANUARY 1, 1995                                                  418,139
Shares issued in private placement (net of issuance cost)               4,880,000
Conversion of note payable to common shares
(net of write-off of deferred finance costs)                            3,911,655
Shares issued to pay expenses and fees                                    425,004
Conversion of preferred shares to common shares
Exercise of warrants                                                       66,667
Net loss                                                               (3,319,934)
Foreign currency translation adjustment                                    (5,692)
                                                                     ------------
BALANCE, DECEMBER 31, 1995                                              6,375,839
Preferred shares issued for cash                                        2,500,000
Discount on Series B preferred stock
Exercise of options                                                       255,520
Shares issued to pay expenses and fees                                     23,932
Conversion of preferred shares to common shares
Exercise of warrants (net of costs)                                     3,298,876
Net loss                                                               (4,295,919)
Foreign currency translation adjustment                                   260,229
                                                                     ------------
BALANCE, DECEMBER 31, 1996                                              8,418,477
Shares issued in private placement (net of issuance costs)              1,246,841
Preferred shares issued for cash:
Series C preferred stock                                                  622,693
Series D preferred stock                                                1,943,569
Accretion of Series C warrant value
Accretion of Series D warrants, discount,
increase in stated value and issuance costs                              (644,377)
Discount on Series C preferred stock
Exercise of options (net of costs)                                      1,489,967
Conversion of preferred shares to common shares
Exercise of warrants (net of costs)                                       369,300
Shares issued for acquisitions                                            565,000
Net loss                                                               (7,187,058)
Foreign currency translation adjustment                                  (208,986)
                                                                      -----------
BALANCE, DECEMBER 31, 1997                                              6,615,426
                                                                      ===========

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995







                                                                                   1997            1996            1995
                                                                               -------------  -------------   -------------
OPERATING ACTIVITIES:
Net loss                                                                        $(7,187,058)   $(4,295,919)    $(3,319,934)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid with common stock                                                                     23,932         425,004
Depreciation and amortization                                                     1,289,758      1,009,746         574,293
Minority interest and gain on sale of fixed assets                                 (189,954)       (10,376)
Changes in assets and liabilities, net of effects from acquisitions of businesses, which provided (used) cash:
Accounts receivable                                                                 218,752     (1,381,262)        536,394
Due from related parties                                                             34,101         40,676           1,429
Inventories                                                                          36,617     (1,136,800)        247,262
Prepaid expenses and other current assets                                          (274,905)      (168,520)         (8,549)
Accounts payable                                                                    529,792      1,192,893        (185,067)
Accrued expenses                                                                   (405,749)       669,632        (207,513)
Other liabilities                                                                    27,900        216,022          43,237
                                                                                -----------    -----------     -----------
    Net cash used in operating activities                                        (5,920,746)    (3,839,976)     (1,893,444)
                                                                                -----------    -----------     -----------
INVESTING ACTIVITIES:
Fixed assets acquired                                                            (1,036,638)    (1,997,071)       (442,438)
Proceeds from sale of fixed assets                                                   36,822         23,033
Acquisition of businesses, net of cash acquired                                  (7,330,279)      (767,869)     (3,172,528)
Cost of patent acquired                                                              (4,157)                        (8,000)
                                                                                -----------    -----------     -----------
    Net cash used in investing activities                                        (8,334,252)    (2,741,907)     (3,622,966)
                                                                                -----------    -----------     -----------
FINANCING ACTIVITIES:
Repayment to stockholders                                                                                          (74,912)
Proceeds from long-term debt                                                      1,800,410      1,511,127
Payment of long-term debt                                                        (1,429,377)    (1,126,377)       (145,719)
Proceeds from notes payable - stockholder                                                                        2,250,000
Proceeds from sale of common stock/warrants/options                               3,671,110      3,554,396       4,946,667
Proceeds from sale of preferred stock                                            12,539,230      2,500,000
                                                                                -----------    -----------     -----------
    Net cash provided by financing activities                                    16,581,373      6,439,146       6,976,036
                                                                                -----------    -----------     -----------
EFFECT OF EXCHANGE RATE ON CASH                                                    (208,986)       260,229          (5,692)
                                                                                -----------    -----------     -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                             2,117,389        117,492       1,453,934
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      1,639,567      1,522,075          68,141
                                                                                -----------    -----------     -----------
CASH AND CASH  EQUIVALENTS, END OF YEAR                                         $ 3,756,956    $ 1,639,567     $ 1,522,075
                                                                                ===========    ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                   $   195,857    $   107,027     $    26,683

Income taxes paid                                                               $    23,951    $    55,635

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Accretion of warrants, discount, increased value and issuance costs
  related to preferred stock                                                    $   736,432    $   625,000

Issuance of common stock for:
Conversion of note payable to common shares                                                                    $ 4,050,000
Acquisition of subsidiary                                                       $   565,000

Exchange for services and other fees                                            $              $    23,392     $   114,840

Payment of interest                                                                                            $   310,164
Conversion of preferred shares to common shares                                 $  422,319     $   400,000     $   360,000


See notes to consolidated financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. ORGANIZATION - EPL Technologies, Inc. (the "Company") is engaged in the development, manufacture and marketing of proprietary food processing aids, packaging technologies and related scientific services that facilitate the maintenance of the quality and integrity of fresh produce.

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

     D. ACCOUNTS RECEIVABLE - Accounts receivable are shown net of allowance for doubtful accounts of $419,212 and $153,037 as of December 31, 1997 and 1996, respectively.

     E. INVENTORIES - Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out
          (FIFO) method (Note 3). F. PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization is calculated by the straight-line method, based upon the estimated useful lives of the assets which are as follows:

          Production and laboratory equipment  5-10 years
          Machinery and office equipment       3-11 years
          Leasehold improvements               The term of the lease or the estimated
                                               life of the asset, whichever is shorter.
          Motor Vehicles                       3-6 years
          Buildings                            20-40 years

     G.   OTHER ASSETS -

          GOODWILL (NOTE 6) - Goodwill related to the acquisition of certain subsidiaries is being amortized on a straight-line basis over 10 years.

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

        OTHER INTANGIBLES (NOTE 6) - Other intangibles which consist of trademarks, formulations and non-compete agreements are being amortized on a straight-line basis over 5 to 10 years.
        Total amortization expense related to intangible assets was $670,309, $624,844 and $452,364 for the years ended December 31, 1997, 1996 and 1995, respectively.
   H. INCOME TAXES - The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS No. 109). SFAS No. 109 requires that deferred income taxes reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial report amounts using the enacted marginal rate in effect for the year in which the differences are expected to reverse.
   I. REVENUE RECOGNITION - Revenues are recognized either at the time of shipment to customers or, for inventory held at customers' facilities, at the time the product is utilized in the customers' processing operations.
   J. FOREIGN CURRENCY TRANSLATION ADJUSTMENT - The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52. All balance sheet accounts have been translated using the current exchange rate at the balance sheet date. Income statement amounts have been translated using the average rate for the year. The profit or loss resulting from the change in exchange rates has been reported separately as a component of stockholders' equity.
   K. RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements in order to conform with the 1997 presentation.
   L. USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
   M. LONG LIVED ASSETS - The Company evaluates the carrying value of its long lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the carrying value and estimated fair value.
   N. STOCK-BASED COMPENSATION - During the year ended December 31, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. See Note 11 for pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.
   O. NEW ACCOUNTING PRONOUNCEMENTS - As discussed in Note 12, during the year ended December 31, 1997, the Company adopted SFAS No. 128,
        Earnings Per Share.
        In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement, which establishes standards for reporting and disclosing comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative periods is required under SFAS No.
        130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company will adopt SFAS No. 130 effective January 1, 1998.
        In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative periods is required under SFAS No. 131. The Company does not expect adoption of this statement to result in changes to its presentation of financial information. The Company will adopt SFAS No. 131 effective January 1, 1998.

2. OPERATIONS

   The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support the Company's cost structure. Historically, the Company's revenues have not been sufficient to fund the development of the Company's business, and thus it has had to finance its operating losses externally, principally through equity financing.

   The Company has undergone a number of operational improvements as well as made significant investments in development and marketing activities related to its various processing aids businesses in 1997, which the Company's management believes will improve cash flows from operations. Management believes that such cash flows, together with existing resources will be sufficient to meet the Company's operating needs for the next twelve months. The Company may, however, be required to seek additional debt or equity financing to implement its growth strategy.

3. INVENTORIES

   Inventories consisted of the following:

                                               December 31,
                                        --------------------------
                                           1997            1998
Raw materials and supplies              $2,285,588      $  938,050
Finished Goods                           1,125,625       1,000,769
                                        ----------      ----------

   Total Inventories                    $3,411,213      $1,938,819
                                        ==========      ==========

4.   PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following:



                                                       DECEMBER 31,
                                            ---------------------------------
                                                  1997              1996
                                            ---------------   ---------------
Production and laboratory equipment             $ 5,352,748        $3,489,187
Buildings                                         3,491,214           814,154
Machinery and office equipment                      306,843           243,213
Leasehold improvements                               20,077            26,099
Motor vehicles                                       43,776            88,251
                                            ---------------   ---------------
Total property and equipment                      9,214,658         4,660,904
Accumulated depreciation and amortization        (1,069,115)         (655,193)
                                            ---------------   ---------------
Property and equipment (net)                    $ 8,145,543        $4,005,711
                                            ===============   ===============

   Depreciation expense was $619,449, $384,902, and $121,929 for the years ended December 31, 1997, 1996 and 1995, respectively.

5. PATENT AND DISTRIBUTION RIGHTS

   In connection with the acquisition of Agra Research, Inc. on December 31, 1992, the purchase cost was allocated primarily to patents acquired. The patent was formally approved in June 1990, and, therefore, the patent value is being amortized over the remaining fourteen and one half years of its life commencing January 1, 1993. Patents, net, totaled $977,903 and $1,073,522 as of December 31, 1997 and 1996, respectively. The Company owns the exclusive right to establish the worldwide sales, marketing and distribution network for the food processing products of Agra Research, Inc. for a period of ten years. The Company issued 1,530,656 restricted shares of common stock for these product rights at a value of $1.50 per share for a total of $2,295,984. The asset is being amortized on a straight-line basis over the ten-year life of the distribution rights agreement. Distribution rights, net, totaled $229,599 as of December 31, 1996. As of December 31, 1997, distribution rights have been fully amortized.

6. ACQUISITIONS

   In December 1997, the Company acquired all of the issued and outstanding share of capital of Fabbri Artes Graficas Valencia S.A. ("Fabbri"), a Spanish company, through a newly formed, wholly owned subsidiary of the Company, EPL Technologies SL. Fabbri is based in Valencia, Spain and is a converter, printer and marketer of specialty flexible packaging, serving principally the southern European citrus fruit market. The business was acquired for cash of US $5,500,000 (825 million pesetas @ $1.00 = 150 pesetas). The Company has accounted for the Fabbri acquisition under the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation resulted in net write-up of the property, plant and equipment acquired of approximately $1,658,000 over the book value of such assets. The Fabbri acquisition was financed with a portion of the proceeds from a private placement of 12,500 shares of its Series D Preferred Stock, par value $0.01 per share (the "Series D Stock"), raising gross proceeds of $12,500,000 before deducting associated costs of approximately $583,000 (see Note 9).

   The results of Fabbri have been included with those of the Company since the date of acquisition. The following summarized unaudited consolidated pro forma information for the years ended December 31, 1997 and 1996 has been presented as if the Fabbri acquisition had occurred on January 1, 1996.
   This unaudited pro forma information is based on the historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated Fabbri since January 1, 1996:




                                  YEAR ENDED DECEMBER 31,
                               -----------------------------
                                    1997             1996
Sales                           $ 26,781,000     $19,435,000
Net loss                         (10,841,000)     (5,238,000)
Loss per common share                  (1.29)          (0.70)

   In October, 1997 the Company acquired 100% of California Microbiological Consulting, Inc. ("CMC"), based in Walnut Creek, California. CMC was acquired in a primarily stock transaction valued at approximately $650,000 (including acquisition costs). The cost of acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill of approximately $509,000 which is being amortized over 10 years. CMC specializes in food safety, forensic testing and microbiological consulting.

   In July 1996, the Company formed NewCorn Co., LLC, a jointly owned limited liability company in which the Company owns a 51% equity interest. As of December 31, 1996 the remaining 49% interest was owned by Underwood Ranches, the trade name of Agricultural Innovation and Trade, Inc. In December 1997, NewCorn Co. acquired certain assets of Twin Garden Sales Inc. in exchange for $600,000 in cash and 15% membership interest in NewCorn Co. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired. This allocation resulted in goodwill of approximately $498,000, which is being amortized over 10 years. The Company continues to own 51% of the joint venture while Underwood Ranches' interest was reduced to 34%. Since the equity of the minority partners has been reduced to zero, the Company is recording 100% of NewCorn Co.'s losses until such time as NewCorn achieves a profitable level. NewCorn Co. utilizes the Company's proprietary processing aid and packaging technologies and Underwood's and Twin Garden's existing corn processing and distribution capabilities.

   On April 19, 1996, the Company acquired substantially all of the tangible and intangible assets of Pure Produce, a Massachusetts general partnership, through a wholly owned subsidiary, Pure Produce, Inc., a Massachusetts corporation. The total cost of the acquisition was approximately $150,000. Pure Produce is in the business of providing companies in the food industry, especially those involved with fresh and minimally processed produce, with analysis, protocols and plans relating to food and quality assurance programs including microbial testing.

   In July 1996, the Company acquired, through a wholly owned U.K. subsidiary (EPL Flexible Packaging Limited ("EPL Flexible")), some of the fixed assets located at Gainsborough, Lincolnshire, UK, of a division of Printpack Europe (St. Helens) Limited ("Printpack St. Helens"). EPL Flexible also assumed a real estate lease and offered employment to some of the employees of Printpack St. Helens. The total net consideration paid was $1,286,500.
   This company specializes in the printing of flexible packaging films serving primarily the snack food industry.

   In July 1996, the Company formed a wholly owned U.S. subsidiary, Crystal Specialty Films, Inc., to acquire the assets and assume some of the liabilities of Crystal Plastics, Inc., based in Illinois. Crystal uses "K" resin and polystyrene resins to manufacture a range of proprietary films for a variety of applications. After an initial payment of approximately $400,000, an additional amount of $267,000 is payable in quarterly installments over two years, with a final payment based on the performance of the business over the next two years. Crystal serves as the site for proprietary gas-flame perforation equipment which the Company has had custom-built in the U.K. and which is planned to be the basis for penetration of the U.S. film perforation market.

   Except as noted above, the pro forma effects of these acquisitions were not significant in 1997 and 1996.

7. INCOME TAXES

   The provision for income taxes for the years ended December 31, 1997 and 1996 consists of deferred foreign income tax (benefit) expense of $(55,043) and $101,432, respectively. There was no federal or state benefit provided for domestic losses as a 100% valuation allowance was recorded based on management's assessment that realization was not likely. In addition, there was no foreign benefit provided for certain foreign losses as a 100% valuation allowance was recorded based on management's assessment that realization was not likely. The tax rate on other foreign income was less than the U.S. rate.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and is a summary of the significant components of the Company's deferred federal tax assets and liabilities:



                                     1997             1996
Deferred Tax Asset:
Other assets                    $      59,983            31,340
Foreign assets                        160,706
Operating loss carryforwards        6,628,944         4,552,532
                                -------------     -------------
Gross deferred tax asset            6,849,633         4,583,872
Valuation allowance                (6,830,508)       (4,570,246)
                                -------------     -------------
Deferred tax asset                     19,125            13,626
                                -------------     -------------
Deferred Tax Liability:
Fixed assets                           19,125            13,626
Foreign liability                      77,964           161,926
                                -------------     -------------
Deferred tax liability                 97,089           175,552
                                -------------     -------------
Net deferred tax liability      $      77,964           161,926
                                =============     =============

   For income tax reporting purposes, the Company has net operating loss carryforwards of $19,496,893 which will expire between 2003 and 2012.

8.   LONG-TERM DEBT





                                              DECEMBER 31,
                                    --------------------------------
                                          1997             1996
Bank term loan and lines of credit         $1,852,578     $1,387,125
Notes payable                                 100,125        233,625
Capital leases                                235,270        196,190
                                    -----------------  -------------
                                            2,187,973      1,816,940
Less current portion                          396,070        262,779
                                    -----------------  -------------
Long-term debt                             $1,791,903     $1,554,161
                                    =================  =============

   In 1996, the Company refinanced its existing debt by EPL Technologies (Europe) Limited entering into a bank term loan agreement. The bank term loan matures in 2003 and carries an interest rate ranging from 2% to 2-1/4% over the Bank of Scotland Base Rate, which base rate at December 31, 1997 was 7.25%. At December 31, 1997 and 1996, $1,168,234 and $1,387,125 were outstanding under this term loan agreement, respectively. In 1996, EPL Europe also entered into a short-term line of credit with Bank of Scotland for up to approximately $514,000 which bears interest of 2% over bank base rate. At December 31, 1997, $26,183 has been drawn on this line of credit. In 1997, EPL Europe entered into another line of credit with Bank of Scotland for up to approximately $658,000, which bears interest of 2% over bank base rate. At December 31, 1997, the entire balance has been drawn on this line. The term loan and the lines of credit are collateralized by the assets of EPL Europe and its subsidiaries. The debt agreements with the Bank of Scotland contain certain covenants applicable to the results of operations of these businesses which provide for maintenance of minimum earnings before income taxes and cash flows to interest expense ratios. During the final quarter of 1997, EPL Europe informed the Bank of Scotland that it expected it would be unable to meet certain covenants for fiscal 1997. Subsequent to December 31, 1997, EPL Europe and its subsidiaries, and the Bank of Scotland agreed to amend certain provisions of the facility agreements in relation to these covenants. Subsequent to December 31, 1997, the Company also reduced the availability under its short-term line of credit to approximately $248,000.

   In conjunction with the acquisition of some of the assets of Crystal Plastics, Inc., (Note 6), the Company entered into a $267,000 note payable with the prior owner. The note was payable in 8 quarterly principal installments of $33,375 through 1998. Subsequent to December 31, 1997, this note payable was repaid in full.

   Other debt relates to capital leases that bear interest rates from 5.9% through 13.0%, with varying monthly principal and interest payments.

   At December 31, 1997, aggregate annual maturities of long-term debt (including current portion) were as follows:




YEAR ENDING DECEMBER 31,
1998                              $  396,070
1999                                 272,558
2000                                 265,879
2001                                 469,158
2002                                 466,197
Thereafter                           318,111
                                  ----------
                                  $2,187,973
                                  ==========

9.   CONVERTIBLE PREFERRED STOCK

   The Series A Preferred Stock, (the "Series A Stock") which has been issued up to its authorized limit of 3,250,000, was issued at a price of $1.00 per share with each share of Series A Stock carrying the option to convert into common shares at a rate of $1.50 per share. The Series A Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series A Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares ($1.50 per share) at the Company's option (dividends in arrears at December 31, 1997 and 1996 totaled $1,334,159 and $1,100,716, respectively.) During 1997, shareholders holding 417,000 shares of Series A Stock elected to exercise their right of conversion, leaving 2,073,000 shares of Series A Stock outstanding at December 31, 1997. In addition, 20% of the common stock conversion option carries detachable warrants at a price of $2.00 per warrant. During 1997,1996 and 1995, 54,200, 12,333 and 33,334 warrants were exercised, respectively, leaving 65,065 unexercised at December 31, 1997.

   At the Annual Meeting of the Company held on July 22, 1996, the stockholders of the Company authorized the issuance of up 2,000,000 shares of Board Designated Preferred Stock with such designations and preferences as the Company's Board of Directors may determine from time to time. On July 23, 1996, the Company issued 531,915 of these shares, designated as Series B Convertible Preferred Stock at an aggregate consideration of $2,500,000 to two existing institutional investors in the Company (the "Series B Stock"). Such issuance was made under Regulation D under the Securities Act of 1933, as amended, as a transaction not involving a public offering. The Series B Stock contains the option to convert into such number of shares of Common Stock as is determined by dividing $4.70 by the Conversion Price (as defined in the documentation for the Series B Stock) in effect at the time of conversion for each share of Series B Stock and votes as a class, except as otherwise provided by law, with the Series A stock, the Series C stock (as defined below) and the common stock, based on the underlying number of shares of Common Stock after conversion. The extent of the beneficial conversion feature, representing the difference between, the $9.40 conversion price and the prevailing market price of the Common Stock at the date of issuance, a total of $625,000, was immediately accreted upon issuance. The Series B Stock carries a dividend rate of 10% per annum, payable in cash and/or shares at the Company's option. The outstanding dividends on the Series B Stock at December 31, 1997 and 1996 totaled $270,092 and $110,445, respectively. During 1997, the shareholders of the Series B Preferred Stock elected to fully exercise their right of conversion into common stock and thus there were no Shares of Series B Stock outstanding at December 31, 1997.

   During 1997, the Company received gross proceeds of $1.0 million, before deducting associated costs of approximately $42,000, from an existing institutional stockholder in connection with a private offering of common and Board Designated Preferred Stock. This resulted in the issuance of 43,750 shares of common stock, together with 144,444 shares of Board Designated Preferred Stock--designated Series C Convertible Preferred Stock (the "Series C Stock"). Such issuance was made under Regulation D under the Securities Act of 1933, as amended, as a transaction not involving a public offering. The Series C Stock carries the option to convert into such number of shares of Common Stock as is determined by dividing $4.50 by the Conversion Price (as defined in the documentation for the Series C Stock) in effect at the time of conversion for each share of Series C Stock and votes as a class, except as otherwise provided by law, with the Series A Stock, the Series B Stock and the common stock, based on the underlying number of shares of common stock after conversion. The extent of the beneficial conversion feature, representing the difference between the $9.00 conversion price and the prevailing market price of the common stock at the date of issuance, a total of $72,222, was accreted immediately upon issuance. The Series C Stock carries a dividend rate of 10% per annum, payable in cash and/or shares at the Company's option. Dividends in arrears on the Series C Stock at December 31, 1997 totaled $37,842. In connection with the issuance of the Series C Stock, the Company issued warrants to purchase 30,993 shares of the Company's common stock at an exercise price of $10.00 per share. The value of these warrants will be accreted over the estimated lives of these warrants (5 years).

   At the Annual Meeting of the Company held on July 21, 1997, the stockholders of the Company approved an increase in the number of shares of Board Designated Preferred Stock reserved for issuance from 2,000,000 to 4,000,000. During 1997, the Company issued 12,500 shares of Board Designated Preferred Stock - designated Series D Convertible Preferred Stock
   - at an aggregate consideration, before associated costs and expenses, of $12,500,000, to three new institutional investors (the "Series D Stock"). Such issuance was made under Regulation D under the Securities Act of 1933, as amended, in a transaction not involving a public offering. The Series D Stock certificate of designation contains provisions which, in certain circumstances outside of the Company's control, could provide the Series D Stockholders with the ability to redeem their shares. The amount to be paid by the Company in the event of a redemption would be calculated as the greater of (a) 115% of the stated value of the Series D stock plus 4% appreciation accrued from the issuance date to the redemption date or (b) the "parity value" of the shares to be redeemed, which is calculated as the number of shares issuable upon conversion multiplied by the closing price on the redemption date.

   The Series D Stock carries the option to convert into shares of common stock at a variable rate, based on the stated value ($1,000) divided by 94% of the prevailing market price at the time of conversion, as calculated based on the lowest five-day average closing bid price per share of Common Stock during a specified period of time, and subject to certain limitations. The extent of the beneficial ownership feature, representing the 6% discount from the market price at the conversion date, a total of $800,000, will be accreted over the earliest period after which all such shares are convertible, or nine months (the "Conversion Period"). In addition, the Series D Stock agreement contains a provision whereby the stated value of the Series D Stock is to increase by 4% per annum, accruing from the date of issuance until conversion. In connection with the issuance of the Series D Stock, the Company issued 201,614 warrants to purchase the Company's common stock at an exercise price of 130% of the closing price on the issuance date (i.e., $20.16 per share). The fair value of these warrants ($1,200,000) will be accreted over the Conversion Period of the Series D Stock. Holders of the Series D Stock have limited voting rights and are not entitled to any dividends.

10.  COMMON STOCK

   During 1997 the Company issued a total of 1,282,382 shares of Common Stock. A total of 119,425 shares were issued from the exercise of warrants, resulting in net proceeds to the Company of $369,300. A total of 410,250 shares were issued from the exercise of options, resulting in net proceeds to the Company of $1,489,967. 278,000 and 265,957 shares of Common Stock were issued upon conversion of 417,000 shares of Series A Preferred Stock and all 531,915 Shares of Series B Preferred Stock, respectively. A total of 168,750 shares were issued in connection with two private placements, which resulted in net proceeds to the Company of $1,246,841. A further 40,000 shares were issued in connection with the CMC acquisition.

   During 1996 the Company issued a total of 1,161,324 shares of Common Stock. A total of 699,665 shares were issued from the exercise of warrants, resulting in net proceeds to the Company of $3,298,876. A total of 192,000 shares were issued from the exercise of options, resulting in net proceeds to the Company of $255,520. A total of 266,667 shares were issued on conversion of Series A Preferred Stock. A further 2,992 shares were issued in a non-public transaction as payment for professional services resulting in expense of $23,932.

   During 1995, the Company issued a total of 2,776,070 shares of Common Stock. In September 1995, the Company completed a private placement transaction of 1,375,000 restricted shares of its Common Stock (the "Offering"), par value $0.001 per share, at a price of $4.00 per share, to raise gross proceeds of $5,500,000. Proceeds were used for the acquisition of Bakery Packaging Services Limited and for working capital. Expenses associated with the Offering were $620,000, which were charged against additional paid-in capital. Furthermore, the Company issued 1,012,500 shares of Common Stock in the conversion of a note payable. A total of 23,250 shares were issued as a commitment fee for a line of credit from a corporate stockholder, resulting in the capitalization of deferred finance costs totaling $77,459. Additionally, 81,306 shares of Common Stock were issued to this stockholder in settlement of accrued interest of $310,164. A further 10,680 shares were issued as compensation to employees and as payment for professional services pursuant to the Company's Option Plan, resulting in expense of $37,381. In 1995, a total of 240,000 shares were issued on conversion of Series A stock.

   At December 31, 1997 the Company had warrants outstanding to purchase 341,198 shares of Common Stock at between $2.00 and $20.16 per share, which, if exercised, would provide the Company with gross proceeds of approximately $4,866,000. In addition, the Company had options outstanding to purchase 1,758,125 shares of Common Stock at an average price of $8.92 per share (See
   Note 11), which, if exercised, would provide the Company with gross proceeds of approximately $15,689,000.

11.  STOCK OPTION PLANS

   The 1994 Stock Incentive Plan (the "1994 Plan") originally provided for up to 750,000 shares of unissued Common Stock to be made available for the granting of options. This was approved by stockholders on July 21, 1994.
   On July 22, 1996, stockholders approved an increase in the number of shares available for the granting of options under the 1994 Plan to 1,500,000. On July 21, 1997, the stockholders approved another amendment to the 1994 Plan, which increased the number of shares of common stock reserved for issuance under the Plan to 2,250,000. On December 31, 1997 and 1996, 512,125 and 332,750 shares, respectively, were available for grant.

   Information regarding these plans is as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                         SHARES        EXERCISE
                                                      UNDER OPTION      PRICE
Outstanding and Exercisable at December 31, 1994          515,000      $    1.20
Activity for the Year Ended December 31, 1995
 Granted                                                   437,250     $    3.68
 Expired                                                   (15,000)    $    9.24
                                                      -----------
Outstanding and Exercisable at December 31, 1995          937,250      $    2.24
Activity for the Year Ended December 31, 1996
 Granted                                                   902,500     $    8.94
 Exercised                                                (192,000)    $    1.34
                                                      -----------
Outstanding and Exercisable at December 31, 1996        1,647,750      $    6.02
Activity for the Year Ended December 31, 1997
 Granted                                                   520,625     $   13.56
 Exercised                                                (410,250)    $    3.68
                                                      -----------
Outstanding and Exercisable at December 31, 1997        1,758,125      $    8.92
                                                      ===========     ==========

   These options expire between March 10, 1998 and December 11, 2002. No options issued during 1997 were issued outside of the 1994 Plan.
   The following table summarizes information about the Company's stock options outstanding of December 31, 1997:




                              NUMBER             WEIGHTED           WEIGHTED
       RANGE OF             OUTSTANDING           AVERAGE           AVERAGE
       EXERCISE                 OF               REMAINING          EXERCISE
        PRICES           DECEMBER 31, 1997    CONTRACTUAL LIFE       PRICE
     $1.00-$4.00                   431,250       2.1 years            $ 3.30
        $8.00                      354,500       3.2 years            $ 8.00
    $8.125 - $12.00                413,250       4.0 years            $ 8.64
    $12.50 - $15.25                559,125       4.6 years            $14.06
                         -----------------
                                 1,758,125
                         =================

   The estimated fair value of options granted during 1997, 1996 and 1995 ranged between $2.48 - $3.21, $5.86 - $12.62 and $3.46 - $3.96 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net loss and loss per share for the years ended December 31, 1997, 1996 and 1995 would have been increased to the pro forma amounts indicated below:



                                                         1997                   1996                   1995
Net loss available for common shareholders:
 As reported                                          $ 8,354,544           $ 5,294,843          $3,633,788
 Pro forma                                            $11,550,509           $11,666,398          $5,224,529

Net loss per common share:
 As reported                                          $      1.00           $      0.71          $     0.78
 Pro forma                                            $      1.38           $      1.57          $     1.12

   The fair value of options granted under the Company's stock option plans during 1997, 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing mode with the following assumptions used: no dividend yield, expected volatility ranging from 45% to 224%, risk free interest rate ranging from 5.6% - 7.0%, and expected lives of 5 years. Pro forma compensation cost of options granted under the 1994 Plan is measured based on the discount from market value. The pro forma effect on net income for 1997, 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

12.  NET LOSS PER COMMON SHARE

   Net loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.

   In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which was adopted by the Company effective for the year ended December 31, 1997, as required by the statement. For the years ended December 31, 1997, 1996 and 1995, the potential common shares have an antidilutive effect on the net loss per common share for common stockholders. Accordingly, diluted net loss per common share for common shareholders has not been presented.

   The following table summarizes those securities that could potentially dilute loss (earnings) per common share for common shareholders in the future that were not included in determining net loss per common stockholders as the effect as antidilutive.




                                                 DECEMBER 31,
                                         ----------------------------
                                           1997      1996      1995
                                            (Amounts in Thousands)
Potential Common Shares resulting from:
 Stock options                              1,758     1,648       937
 Convertible preferred stock                2,724     1,926     1,927
 Warrants                                     341       197       896
                                         --------  --------  --------
                                            4,823     3,771     3,760
                                         ========  ========  ========

13. COMMITMENTS
   The Company has entered into various operating leases for facilities, vehicles and equipment. At December 31, 1997, future minimum lease payments were as follows:




YEAR ENDED DECEMBER 31,
1998                                                    $   709,281
1999                                                        614,965
2000                                                        536,985
2001                                                        537,677
2002                                                        360,224
                                                       ------------
Future Minimum Lease Payments                           $ 2,759,132
                                                       ============

   Rental expense for operating leases amounted to $430,039, $224,461 and $162,559 for the years ended December 31, 1997, 1996 and 1995, respectively.

   The Company has entered into agreements for services with certain executive officers. In addition to a base salary, certain other benefits are provided. At December 31, 1997, minimum annual payments to executive officers under these agreements totaled approximately $681,000.

   In connection with the Fabbri Acquisition, the Company was informed that from time to time in the past, Fabbri disposed of certain hazardous waste using some waste management Companies that were not authorized handlers of hazardous waste under applicable Spanish legislation. The Company obtained from the prior owner of Fabbri an indemnification for any fines or penalties levied against the Company from such actions. Management believes that this matter will not have a material adverse effect on the Company's financial position and results of operations.

14.  RELATED PARTY TRANSACTIONS

   In October 1997, the Company entered into a line of credit with a stockholder for up to $2.1 million for working capital purposes. The Company paid a transaction fee of $100,000 in connection with obtaining this line of credit. Interest on this line was at prime rate plus 4%. This line of credit was repaid in full and cancelled in November, 1997.

   The Company purchased certain raw materials from Jungbunzlauer Inc., a subsidiary of a former stockholder, in the amount of $29,572 and $35,280 for the years ended December 31, 1997 and 1996, respectively. At December 31, 1997, the Company had a payable to Jungbunzlauer, Inc. in the amount of $10,080.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying value of cash and cash equivalents, accounts receivable, due from related parties and accounts payable approximate fair value because of the short maturities of these items.

   Interest rates that are currently available to the Company for issuance of long-term debt (including current maturities) with similar terms and remaining maturities are used to estimate fair value for long-term debt. The estimated fair value of the long-term debt approximate its carrying value.

   The fair values are based on pertinent information available to the management as of respective year ends. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ from amounts presented herein.

16.  CUSTOMER CONCENTRATION

   One customer, within the European packaging materials operations, accounted for approximately 32% and 13% of total consolidated revenues in 1997 and 1996, respectively. In 1995, no customers accounted for 10% or more of total consolidated revenues.

17.  INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

   The Company develops, manufactures, and markets proprietary technologies designed to maintain the integrity of fresh produce. These products fall into two major classifications; processing aids and packaging materials. Processing aids are sold primarily in the United States with smaller amounts also sold in Canada, while packaging materials are marketed in North America, United Kingdom and Continental Europe.

                                                  1997          1996           1995
SALES
Domestic Operations:
Processing aids                               $ 3,034,795    $ 1,326,669    $   472,747
Packaging materials                             2,715,938      1,716,984        868,229
                                              -----------    -----------    -----------
 Total Domestic                                 5,750,733      3,043,653      1,340,976
 European Operations - packaging materials     14,202,747      8,270,488      1,898,590
                                              -----------    -----------    -----------
Total                                         $19,953,480    $11,314,141    $ 3,239,566
                                              ===========    ===========    ===========
NET (LOSS) INCOME FROM OPERATIONS
Domestic Operations:
Processing aids                               $(4,742,326 )  $(2,700,793)   $(2,661,480)
Packaging materials                            (2,023,855 )   (1,552,376)      (385,653)
                                              -----------    -----------    -----------
 Total Domestic                                (6,766,181 )   (4,253,169)    (3,047,133)
 European Operations - packaging materials       (556,015 )       69,194          4,918
                                              -----------    -----------    -----------
Total                                         $(7,322,196 )  $(4,183,975)   $(3,042,215)
                                              ===========    ===========    ===========
TOTAL ASSETS
Domestic Operations:
Processing aids                               $ 5,872,115    $ 2,876,117    $ 3,061,720
Packaging materials                             2,977,607      2,149,822        657,357
                                              -----------    -----------    -----------
 Total Domestic                                 8,849,722      5,025,939      3,719,077
 European Operations - packaging materials     17,350,233     10,189,483      6,322,120
                                              -----------    -----------    -----------
Total                                         $26,199,955    $15,215,422    $10,041,197
                                              ===========    ===========    ===========
DEPRECIATION AND AMORTIZATION EXPENSE
Domestic Operations:
Processing aids                               $   543,960    $   434,313    $   432,135

Packaging materials                               129,801        117,543         43,172
                                              -----------    -----------    -----------
 Total Domestic                                   673,761        551,856        475,307
 European Operations - packaging materials        615,997        457,890         98,986
                                              -----------    -----------    -----------
Total                                         $ 1,289,758    $ 1,009,746    $   574,293
                                              ===========    ===========    ===========
CAPITAL EXPENDITURES
Domestic Operations:
Processing aids                               $   419,608    $    92,858    $   127,471

Packaging materials                                66,555          4,994         75,989
                                              -----------    -----------    -----------
 Total Domestic                                   486,163         97,852        203,460
 European Operations - packaging materials        550,475      1,899,219        238,978
                                              -----------    -----------    -----------
  Total                                       $ 1,036,638    $ 1,997,071    $   442,438
                                              ===========    ===========    ===========

18.  SUBSEQUENT EVENTS

   On February 17, 1998, the Company filed a Registration Statement on Form S-1 for the purpose of offering a total of up to 3,500,000 shares of common stock. Of the 3,500,000 shares offered, 2,690,903 are being offered by an existing shareholder of the Company, and the remaining 809,097 are being offered by the Company. Additionally, the Company has granted the underwriters an over-allotment option to purchase 525,000 shares of common stock.

   On March 12, 1998, the Company entered into an agreement with American National Can Company to create a joint venture company, in which the Company will own 50%, to market flexible packaging systems for fresh produce for the U.S. market. The Company will account for such joint venture under the equity method of accounting.

   On March 13, 1998, the Company declared a one-for-two reverse stock split which became effective on March 13, 1998. Per share information and share amounts in these financial statements have been adjusted to reflect this stock split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to each of the directors and executive officers of the Company.




   NAME                       AGE              POSITIONS WITH THE COMPANY AND AFFILIATES
   ----                       ---              -----------------------------------------

Paul L. Devine                 43              Chairman of the Board of Directors, President, Chief Executive Officer

Bruce M. Crowell               43              Vice President and Chief Financial Officer

Timothy B. Owen                39              Secretary and Treasurer

Derrick W. Lyon                54              Chief Executive Officer of EPL Technologies (Europe) Limited

Dr. William R. Romig           51              Senior Vice President-Science and Technology

Antony E. Kendall              54              Chief Executive Officer of EPL Flexible Packaging Ltd.

Virginia N. Finnerty           37              Chief Operating Officer of IPS Produce, Inc.

Jose Saenz de Santa Maria      42              Managing Director of Fabbri Artes Graficas Valencia SA

Robert D. Mattei(1)(2)         58              Director

Ronald W. Cantwell(2)          53              Director

Adolph S. Clausi (1)(2)(3)     75              Director


(1)  Member of Compensation Committee

(2)  Member of Audit Committee

(3) Appointed March 25, 1998

Paul L. Devine. Mr. Devine was appointed Chairman and Chief Executive Officer of the Company in March 1992. From 1989 to 1992, Mr. Devine was involved as a business consultant in the identification and targeting of acquisitions for various public companies. During this time, he also served as a director and chief executive officer of various companies, including three U.K. subsidiaries of Abbey Home Healthcare, Inc., a U.S. public health care group. Prior to this, he was the Chief Executive of Leisure Time International, plc from 1986 to 1989. He is a graduate of London University and holds Bachelors and Masters degrees in curriculum research. Throughout his business career, he has been intimately involved in the design and implementation of new product strategies, both in financial services and health/hygiene services.

Bruce M. Crowell. Mr. Crowell joined the Company as Vice President and Chief Financial Officer in February 1998. From 1994 until 1998, Mr. Crowell served as Vice President and Chief Financial Officer, Secretary and Treasurer of Datron Inc. From 1988 until 1994, Mr. Crowell worked for Miltrope Group Inc. as Vice President, Chief Financial Officer and Treasurer. Mr. Crowell holds a BBA in Accounting from Florida Atlantic University.

Timothy B. Owen. Mr. Owen was appointed Secretary and Treasurer in October 1996, having served as European Financial Controller of the Company since 1995. From 1992 until 1995, Mr. Owen performed financial and accounting services for the Company as an independent consultant. From 1990 to 1993, Mr. Owen served as chief financial officer and secretary of various companies, including three U.K. subsidiaries of Abbey Home Healthcare, Inc. Prior to this, from 1986 to 1990, he was a financial controller for The Foseco Group Plc, holding both corporate and operational positions. Mr. Owen qualified as a chartered accountant with Touche Ross & Co. (now Deloitte & Touche) in 1985. He is a graduate of Brunel University, and holds an Honors degree in economics.

Derrick W. Lyon. Mr. Lyon was appointed Chief Executive Officer of EPL Technologies (Europe) Limited in August 1996. Mr. Lyon previously served as Chief Operating Officer of Bakery Packaging Services Limited ("BPS") (now EPL Flexible Packaging Ltd.) following its acquisition by the Company in September 1995 until December 1996. From 1981 to 1995, Mr. Lyon was Managing Director and a founding shareholder of BPS. Prior to this, Mr. Lyon held senior management positions within Bernard Wardle & Co., Smurfit Limited, and W.R. Grace, where he had over 25 years experience in the printing and packaging industries. He holds a degree in mechanical engineering from City University, London, and Bachelors and Masters degrees in economics from St. John's College, Cambridge.

Dr. William R. Romig. Dr. Romig was appointed Vice President of Research and Development of the Company in September of 1994, and, as of January 1, 1998, serves as Senior Vice President of Science and Technology. From 1988 until 1994, Dr. Romig was first Senior Director of Vegetable Genetics and then Senior Director of Business Development and Director of Product Development for FreshWorld, a joint venture between DNA Plant Technology Corporation, a public company, and DuPont. Prior to 1988, he worked for General Foods Corporation (Kraft) eventually attaining the highest technical position of Principal Scientist. Dr. Romig received his B.S. in Plant Pathology from Cornell University and his Ph.D. from the University of Delaware. He has held positions of Adjunct Professor at several universities and has lectured and published in the area of fresh-cut fruits and vegetables. Dr. Romig is also Chairman of the Company's Scientific Advisory Board.

Antony E. Kendall. Mr. Kendall joined the Company in August 1996 as chief executive of BPS (now EPL Flexible Packaging Ltd. From 1970 to 1996, Mr. Kendall worked for the UCB group of companies in various senior management positions. Most recently he was Managing Director of UCB Flexible Ltd., responsible for marketing its specialty packaging products in the U.K. and for Pepsico European contracts. He holds a B.S.

degree in Mechanical Engineering from the University of London.

Virginia N. Finnerty. Ms. Finnerty has served as Chief Operating Officer of IPS Produce, Inc., the subsidiary through which the Company conducts its activities related to fresh-cut potatoes, since June 1997. From June 1994 to June 1997, Ms. Finnerty served as the Company's Director of Business Development. From December 1993 to June 1994, Ms. Finnerty worked in sales and marketing development for the Greater Philadelphia Chamber of Commerce. From 1990 to 1993, Ms. Finnerty served as a sales and marketing manager for Osterman Foods. Ms. Finnerty holds a BFA and an Education Certification from Temple University and an MBA in marketing from St. Joseph's University.

Jose Saenz de Santa Maria. Mr. Saenz has served as Managing Director of Fabbri since its acquisition by the Company in December 1997. Mr. Saenz joined the Company in July 1997 as an independent consultant, and was responsible for conducting the Company's on-site due diligence with respect to the Fabbri Acquisition. From January 1994 to July 1997 Mr. Saenz served as Managing Director of AMCOR Flexibles Espano. Prior to this, Mr. Saenz served as a senior executive of Ramondine, Inc., a specialty packaging company, from August 1987 to December 1993. He is a law graduate of the University of Madrid and holds Masters degrees in Commercial Management and Marketing from CESEM Business School (Madrid).

Robert D. Mattei. Mr. Mattei is an investor and entrepreneur. Mr. Mattei has been self-employed in various aspects of the food service industry for more than 20 years. As a restaurateur, Mr. Mattei has developed, operated and sold many successful operations. Mr. Mattei currently owns three restaurants, and acts as an industry consultant primarily involved in the development of restaurant concepts. Mr. Mattei has been a member of the Board of Directors of the Company since February 1988 and was Secretary of the Company from February 1988 to March 1993.

Ronald W. Cantwell. Mr. Cantwell currently serves as President of Trilon and has done so since its inception in June 1995. Mr. Cantwell also serves as President of VC Holdings, Inc., the sole manager of Trilon. Prior to this, Mr. Cantwell served as President of The Catalyst Group, Inc., where he executed a variety of merchant banking activities and developed and directed the strategic plan for a diverse mix of utility assets. In addition, he was involved in advising numerous mergers, acquisitions and restructuring matters for The Edper Group, the principal investor in The Catalyst Group. Prior to joining The Catalyst Group, Mr. Cantwell spent nineteen years in the practice of public accounting, most recently with Ernst & Young, where he was a tax partner and headed the Dallas-based Mergers and Acquisitions practice. Mr. Cantwell has been a director since May 1997.

Adolph S. Clausi. Mr. Clausi was elected to the Board of Directors in March 1998. For more than five years, Mr. Clausi has served as a consultant and adviser to the food industry. He was Senior Vice President and Chief Research Officer of General Foods Corporation worldwide, prior to his retirement. Mr. Clausi is a past President of the Institute of Food Technologists (IFT), past Chairman of the IFT Foundation and past Chairman of the Food Safety Council. He has a chemistry degree from Booklyn College and has done graduate work at Stevens Institute of Technology. Mr. Clausi is the holder of 13 patents, has authored chapters in food technology texts and has delivered numerous papers on various aspects of the management of food science and technology. Mr. Clausi is currently a director of Opta Food Ingredients, Inc. and also serves as a member of the Technical Advisory Board of Goodman Fielder, Ltd. He served on the Technical Advisory Board of Martek Biosciences, Inc. from 1990 to 1997. Mr. Clausi serves as a director and a member of Technical Advisory Boards of a number of private companies as well.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the aggregate cash compensation paid by the Company for the year ended December 31, 1997 for services rendered in all capacities to the Chief Executive Officer and each of the other four most highly compensated executive officers (the "Named Executive Officers").



                                                                              LONG-TERM COMPENSATION
                                                                              ----------------------
                                  ANNUAL COMPENSATION                     AWARDS                 PAYOUTS
                                  -------------------             ----------------------    ------------------
                                                                                                         ALL
                                                                   RESTRICTED                           OTHER
                                                       OTHER         STOCK      OPTIONS/     LTIP      COMPEN-
       NAME AND                   SALARY   BONUS    COMPENSATION    AWARD(S)      SARS      PAYOUTS     SATION
     PRINCIPAL POSITION     YEAR   ($)      ($)         ($)           ($)         (#)         ($)         ($)
--------------------------  ----  -------  -------  ------------  ----------    --------    --------   -------

Paul L. Devine              1997  275,000  225,000                        0      100,000          0          0
   Chairman, President      1996  225,000  210,978          0             0      250,000          0          0
   and Chief Executive      1995   56,250  100,000    120,000             0      100,000          0          0
   Officer

Derrick W. Lyon             1997        0        0    148,500(1)          0            0          0          0
   CEO--EPL                 1996        0        0    184,000(1)          0       50,000          0          0
   Technologies             1995        0        0     36,000(1)          0       50,000          0          0
   (Europe) Ltd

Antony E. Kendall           1997  125,470    8,200     13,089(2)          0       25,000          0          0
   Chief Executive          1996   47,839        0      2,470(2)          0       50,000          0          0
   EPL Flexible             1995        0        0          0             0            0          0          0
   Packaging Ltd

Timothy B. Owen             1997  105,000   40,000          0             0       50,000          0          0
   Treasurer and            1996   90,000        0          0             0       57,500          0          0
   Secretary                1995   60,000        0     30,000             0       62,500          0          0

William R. Romig            1997  105,750   14,075      1,634             0       75,000          0          0
   Vice President,          1996   94,089    5,000          0             0       87,500          0          0
   Research &               1995   85,000        0          0             0       17,500          0          0
   Development


     (1) includes payments made to DWL Associates Limited, an entity controlled by Mr. Lyon, for the provision of consulting and advisory services. Amounts assume an exchange rate in 1995/6 of Pounds Sterling 1:$1.60 and Pounds Sterling1:$1.65 in 1997.

     (2)  assumes an exchange rate of Pounds Sterling 1:$1.65.

COMPENSATION OF DIRECTORS

With the exception of Mr. Devine in his capacity as an officer of the Company, no cash compensation was paid to any director of the Company during the year ended December 31, 1997. In May 1997, in accordance with the terms of the Company's 1994 Stock Incentive Plan, Robert D. Mattei and former director Dr. Rainer G. Bichlbauer were each granted an option to acquire 7,500 shares of Common Stock at an exercise price of $10.50 per share, for their services as members of the audit and compensation committees. Also pursuant to the 1994 Stock Incentive Plan, Mr. William Hopke, also a former director, served for part of fiscal 1996 and was granted an option to acquire 5,000 shares of Common Stock at an exercise price of $10.50 per share for his services as a member of such committees. These options are exercisable for five-year terms and have exercise prices equal to the fair market value of such shares on the date of grant.

EMPLOYMENT AND CONSULTING CONTRACTS

Mr. Devine and the Company are parties to an employment agreement dated as of January 1, 1997 which provides that Mr. Devine is to serve as the Company's Chairman of the Board, President and Chief Executive Officer. The agreement provides for a rolling three year term. The Agreement provides for a base salary to be fixed by the Board which, as of January 1, 1997, was $275,000 per year. Pursuant to the agreement the Company will maintain life insurance on Mr. Devine's life with a face amount equal to at least $1,000,000, for which Mr. Devine may designate a beneficiary. Under the agreement Mr. Devine also will be entitled to receive a retirement benefit if he remains continuously employed (as defined) by the Company until age fifty. Generally, if Mr. Devine retires at age 65, the retirement benefit to be received annually will be equal to 50% of his average annual base salary and bonus during the final three years of his employment (less benefits from any other defined benefit pension plan of the Company). The percentage of Mr. Devine's average annual base salary and bonus will be reduced or increased by 6% for each year by which Mr. Devine elects to have such retirement benefit commence earlier or later than his 65th birthday. The agreement also provides that Mr. Devine is entitled to participate in all benefit plans and arrangements of the Company and may also receive bonuses, if any, as determined by the Board of Directors. The agreement also provides certain disability and death benefits to Mr. Devine, as well as severance payments approximately equal to Mr. Devine's average salary and bonus for the previous three years, to continue for three years if Mr. Devine is terminated under certain conditions. Additionally, Mr. Devine is entitled to receive a payment of slightly less than three times his "base amount" (as defined in the Internal Revenue Code of 1986) in the event of a "change of control" of the Company (as defined in the agreement). This agreement also contains certain customary provisions regarding confidentiality and non-competition.

The Company entered into a Consulting Agreement with DWL Associates Ltd., an entity controlled by Mr. Lyon, for the provision of consulting and advisory services. The agreement, which was signed as part of the acquisition by the Company of BPS in September 1995, had an original term of two years, expiring September 14, 1997. Under its terms, however, the agreement continues in effect until terminated by either party serving six months notice. Annual fees of Pounds Sterling 90,000 ($149,000 at an exchange rate of Pounds Sterling 1: $1.65) are payable under this agreement, plus the reimbursement of directly incurred expenses.

The Company, through Bakery Packaging Services Limited (now known as EPL Flexible Packaging Limited ("EPL Flexible")), entered into an employment agreement with Mr. Kendall commencing on August 1, 1996, which provides that Mr. Kendall is to serve as Chief Executive of EPL Flexible. The agreement originally provided for an annual salary of Pounds Sterling 70,000 ($115,000 at an exchange rate of Pounds Sterling 1:$1.65), which salary is reviewable on January 1 annually and has been increased to Pounds Sterling 83,000 ($137,000 at an exchange rate of Pounds Sterling 1:$1.65) as of July 1, 1997, together with customary benefits, such as vacation, the provision of an automobile, healthcare coverage and contributions into a defined contribution pension scheme. A bonus is also payable upon the achievement of certain performance targets, as agreed on an annual basis. After the first twelve months, the contract may be terminated by either side upon six months' notice. The agreement also contains certain customary provisions regarding confidentiality and non-competition.

The Company entered into an employment agreement with Dr. Romig effective September 1, 1994, which provides for a twelve month term, with annual renewal terms. Effective January 1, 1998, the Company entered into a new agreement with Dr. Romig, which runs for an initial term of two years, with annual renewal terms thereafter. Either party may terminate the contract upon six months' notice. The initial annual salary is $120,000, with a bonus of up to 25% of the salary based upon the achievement of agreed-upon objectives. In addition to the customary provisions on vacation and healthcare coverage, the agreement also provides that, in the event of a termination of employment by either party due to a change in control (as defined in the agreement), Dr. Romig would receive a total payment equal to twice his annual salary plus a bonus equal to his average bonus earned over the previous twelve months. The agreement also contains certain customary provisions regarding confidentiality and non-competition.

The Company entered into an employment agreement with Mr. Crowell effective February 18, 1998, under which Mr. Crowell will serve as Vice President and Chief Financial Officer. The contract has an initial term of two years with annual renewal terms thereafter. Either party may terminate the agreement upon four weeks notice. If the Company terminates Mr. Crowell's employment without cause, or the initial or any renewal term expires without being renewed, Mr. Crowell will receive an amount paid in monthly installments, equal to his annual base salary (and bonus, if any) earned in the previous twelve months. The initial annual salary is $180,000, with a bonus of up to 35% of the salary based upon the achievement of agreed-upon objectives. In addition to customary provisions on vacation and healthcare coverage, the agreement also provides for relocation expenses. The agreement further provides that, in the event of a termination of employment by either party due to a change in control (as defined in the agreement), Mr. Crowell would receive a total payment equal to twice his annual salary plus a bonus equal to his average bonus earned over the previous twelve months. The agreement also contains certain customary provisions regarding confidentiality and non-competition. Mr. Crowell was also awarded options to purchase 100,000 shares of Common Stock, which vested on the date of the agreement.

1994 STOCK INCENTIVE PLAN

The Company's 1994 Stock Incentive Plan was adopted by the shareholder on July 21, 1994, and modified by the shareholders to increase the shares issuable thereunder and to make certain other changes on July 22, 1996, and again on July 21, 1997. The Plan is intended as an additional incentive to certain employees, certain consultants or advisors and non-employee members of the Board of Directors to enter into or remain in the employ of the Company or to serve on the Board of Directors by providing them with an additional opportunity to increase their proprietary interest in the Company and to align their interests with those of the Company's shareholders generally through the receipt of options to purchase Common Stock and has been structured to comply with the applicable provisions of Section 16(b) of the Securities Exchange Act of 1934, as amended, and Rule 16b-3 thereunder. The Plan provides for the grant of incentive stock options within the meaning of the Internal Revenue Code of 1986, as amended, and non-qualified stock options and the award of shares of Common Stock. The particular terms of each option grant or stock award are set forth in a separate agreement between the Company and the optionee or award recipient. The Plan is administered by the 1994 Stock Incentive Plan Administration Committee appointed by the Board of Directors, which is currently comprised of Robert D. Mattei and Adolph S. Clausi. The committee has the discretion to determine the number of shares subject to each award, and other applicable terms and conditions, including a grant's vesting schedule. The term of an option may not be more than five years from the grant date. Options granted under the Plan generally terminate three months after an optionee ceases to be employed by the Company (twelve months in the case of death or disability). The Plan provides that no option may be granted under it after May 4, 1999.

The following table sets forth certain information concerning grants of stock options made during the year ended December 31, 1997 to Named Executive Officers.


                       OPTION GRANTS IN LAST FISCAL YEAR


                                        INDIVIDUAL GRANTS
                      ------------------------------------------------
                                        % OF                              POTENTIAL REALIZABLE VALUE AT
                        SHARES     TOTAL OPTIONS                             ASSUMED ANNUAL RATES OF
                      UNDERLYING    GRANTED TO                            STOCK PRICE APPRECIATION FOR
                       OPTIONS     EMPLOYEES IN   EXERCISE  EXPIRATION       OPTION TERM(5 YEARS)(1)
NAME                   GRANTED     FISCAL YEAR     PRICE      DATE        0%       5%           10%
--------------------  ----------  --------------  --------  ----------   -----  ----------  ----------

Paul L. Devine           100,000       18.51%       $14.00  11/14/2002       0    $386,794    $854,714
Derrick W. Lyon                0            0            0         N/A     N/A         N/A         N/A
Antony E. Kendall         25,000         4.63        14.00  11/14/2002       0      96,699     213,679
Timothy B. Owen           50,000         9.25        14.00  11/14/2002       0     193,397     427,357
William R. Romig          75,000        13.88        14.00  11/14/2002       0     290,096     641,036


     (1) The dollar amounts under these columns are the result of calculations at 0%, 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation of the price of the Common Stock.

     The following table sets forth certain information concerning exercises of stock options during the year ended December 31, 1997 and the value of unexercised stock options at December 31, 1997 for Named Executive Officers.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
     YEAR AND FISCAL YEAR-END OPTION VALUES(1)



                                                        NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS AT
                                                     OPTIONS AT DECEMBER 31, 1997       DECEMBER 31, 1997(1)
                                                     ----------------------------   ---------------------------
                        SHARES
                       ACQUIRED         VALUE                          UNEXER-                        UNEXER-
NAME                  ON EXERCISE      REALIZED      EXERCISABLE       CISABLE      EXERCISABLE       CISABLE
----                  -----------   --------------   ------------      ----------   -----------       --------
Paul L. Devine         200,000(1)    $2,212,500(1)       400,000               0     $1,462,500              0
Derrick W. Lyon              0                0          100,000               0        618,750              0
Antony E. Kendall            0                0           75,000               0        109,375              0
Timothy B. Owen          5,000(1)        60,625(1)       170,000               0        669,375              0
William R. Romig             0                0          180,000               0        468,751              0


     (1) None of the shares underlying the exercised options had been sold as at December 31, 1997.

     (2) At December 31, 1997, the split-adjusted closing price of a share of Common Stock on the Nasdaq Small Cap Market was $12.25.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Company's Compensation Committee during fiscal 1997 were Mr. Mattei, who served for the entire year, and Mr. Cantwell, who was elected to the committee in May 1997. Neither Mr. Mattei nor Mr. Cantwell were officers of the Company during such period. Except as disclosed under "Certain Transactions," neither of the members of the Compensation Committee nor any of their affiliates entered into any transactions with the Company during 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of December 31, 1997, regarding the beneficial ownership of (i) each director, (ii) each of the executive officers named in the summary compensation table, (iii) all executive officers and directors of the Company as a group and (iv) each person known to the Company to be a beneficial owner of more than 5% of the Company's outstanding Common Stock and/or Series A Preferred Stock (on an as-converted basis) and/or Series C Preferred Stock (on an as-converted basis). Subsequent to the year end, all of the Series C Preferred Stock was converted into shares of Common Stock. The Series D Preferred Stock is not a class of voting securities. Except as set forth below, the shareholders named below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.



                                               SHARES      PERCENT
                                            BENEFICIALLY     OF
NAME OF BENEFICIAL OWNER                      OWNED (1)     COMMON
------------------------                  --------------   -------

Trilon Dominion Partners, L.L.C.            2,690,903(2)    26.03%

Lancer Partners, L.P.                       1,788,505(3)    19.77%

Norwich Union Investment
Management Limited                            481,250(4)     5.30%

Willbro Nominees Ltd.                         146,965(5)     1.61%

Paul L. Devine                                770,416(6)     8.12%

Robert D. Mattei                              214,482(7)     2.36%

Ronald W. Cantwell                          2,690,903(8)    26.03%

Derrick W. Lyon                               100,000(9)     1.09%

Dr. William Romig                             180,000(9)     1.95%

Timothy B. Owen                               187,500(10)    2.03%

Antony E. Kendall                              75,000(9)         *

Directors and executive officers
as a group (10 persons)                     4,432,052(11)   38.54%

Total number of shares outstanding -        9,047,983      100.00%
 common

Preferred (as converted)-Series A           1,382,000
                        -Series C              72,222

     *    Less than one percent.

(1) Unissued shares of Common Stock of each owner subject to currently exercisable options or other rights to acquire securities exercisable within 60 days of the date hereof are included in the totals listed and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. The effect of this calculation is to increase the stated total ownership percentage currently controlled. Information in the table is based solely upon information contained in filings with the Securities and Exchange Commission, pursuant to sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended, and the records of the Company.

(2) Includes 1,288,666 shares of Common Stock that may be acquired by converting 1,933,000 shares of Series A Preferred Stock into shares of Common Stock. Trilon Dominion Partners, L.L.C. beneficially owns 93.2% of the Company's outstanding Series A Preferred Stock. The address for Trilon Dominion Partners, L.L.C. is 245 Park Avenue, Suite 2820, New York, NY 10017.

(3) Includes shares of Common Stock held by funds other than Lancer Partners, L.P., but which are commonly managed in a group that includes Lancer Partners, L.P. The address for Lancer Partners, L.P. is 375 Park Avenue, Suite 2006, New York, NY 10017.

(4) Includes 31,250 shares of Common Stock issuable upon exercise of warrants. The address for Norwich Union Investment Management Limited is Sentinel House, 37 Surrey Street, Norwich NR1 3UZ U.K.

(5) Includes 72,222 shares of Common Stock issuable upon conversion of Series C Preferred Stock and 30,993 shares of Common Stock issuable upon exercise of warrants. Willbro Nominees beneficially owns 100% of the Series C Preferred Stock. The address for Willbro Nominees is 6 Broadgate, London, U.K.

(6) Includes 440,000 shares of Common Stock that may be acquired by (i) converting 50,000 shares of A Preferred Stock into 33,333 shares of Common Stock, (ii) exercising options to acquire 400,000 shares of Common Stock and (iii) exercising warrants to acquire 6,666 shares of Common Stock. Mr. Devine beneficially owns 2.4% of the Series A Preferred Stock. The address for Mr. Devine is c/o the Company, 2 International Plaza, Suite 245, Philadelphia, PA 19113-1507.

(7) Includes 47,500 shares of Common Stock that may be acquired by exercising options to acquire 47,500 shares of Common Stock and 10,000 shares of Common Stock owned by Mr. Mattei's wife, as to which he disclaims beneficial ownership.

(8) Mr. Cantwell may be considered to be an indirect beneficial owner of such shares of Common Stock by virtue of his ownership of all of the voting stock of VC Holdings, the sole manager of Trilon Dominion Partners, L.L.C. ("Trilon") and owner of 100% of the voting interest in Trilon. The only other member of Trilon is Dominion Capital, Inc., a Virginia corporation ("Dominion Capital"), which holds a non-voting membership interest in Trilon. Dominion Capital is a wholly owned subsidiary of Dominion Resources, Inc., a Virginia corporation ("Dominion Resources"). Both Dominion Capital and Dominion Resources may be considered to be indirect beneficial owners of such shares of Common Stock of the Company. However, both entities disclaim any indirect beneficial ownership of such shares.

(9) Amount shown represents shares of Common Stock issuable upon exercise of options.

(10) Includes 170,000 shares of Common Stock that may be acquired by exercising options.

(11) Includes 2,513,666 shares of Common Stock that may be acquired by (i) converting 1,983,000 shares of A Preferred Stock into 1,322,000 shares of Common Stock, (ii) exercising options to acquire 1,185,000 shares of Common Stock and (iii) exercising warrants to acquire 6,666 shares of Common Stock.

     .

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had a revolving line of credit under an agreement originally obtained from Dominion Capital, Inc. ("Dominion"), a related party of Trilon, which was to have expired on March 21, 1998, bearing interest at prime plus 2.5%. In July 1995, Dominion transferred its interest in this line of credit to Trilon. On October 2, 1995, Trilon agreed to convert the outstanding principal amount of $4,050,000 under the line of credit into 1,012,500 shares of Common Stock and Warrants to purchase 50,000 shares of Common Stock for $8.00 per share. The Company also issued 81,306 shares of Common Stock in settlements of accrued interest under this facility of $310,164, and 23,250 shares of Common Stock in settlement of commitment fees.

Effective October 21, 1997, the Company completed a revolving line of credit agreement with Trilon (the "Trilon Line"). In connection with obtaining the Trilon Line, Company paid Trilon a total transaction fee of $100,000. Under the Trilon Line, Trilon made available to the Company $2.1 million for working capital purposes. Any amounts drawn were secured by, among other things, a blanket lien on the assets of the Company's wholly-owned U.S. subsidiaries and on the assets of the Company itself. Interest was at the "prime rate" (as published in the Wall Street Journal) plus 3% or 4% and payable quarterly in arrears. Part of the proceeds of the Series D Placement was used to repay the Trilon Line on November 12, 1997, whereupon the Company instructed Trilon to cancel the Trilon Line and to file appropriate releases of all collateral securing the Trilon Line. The Trilon Line therefore is no longer available for drawings.

Trilon's investment in the Company constitutes a substantial portion of Trilon's overall investment portfolio and as such, Mr. Cantwell, by virtue of his share ownership in VC Holdings, may be deemed to have a significant economic interest in the proposed Offering. The Company and Trilon have agreed that the expenses of the Offering will be apportioned to and paid by Trilon in the same proportion as the gross proceeds of the Offering received by Trilon bears to the aggregate gross proceeds of the Offering. The Company and Trilon also have agreed to indemnify each other from certain liabilities in connection
with the   Offering, including liabilities under the Securities Act.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

See index to Financial Statements at page 23.

REPORTS ON FORM 8-K

On October 3, 1997 the Company filed a report on Form 8-K under Item 5 thereof, in connection with the execution by Integrated Produce Systems, Inc.
(IPS), a subsidiary of the Company, of a licensing agreement by IPS with Farmington Fresh.

On October 24, 1997, the Company filed a report on Form 8-K under Item 5 thereof, in relation to a revolving line of credit agreement with Trilon Dominion Partners LLC, the Company's largest shareholder.

On December 24, 1997, the Company filed a report on Form 8-K, under Item 2 thereof, in connection with the acquisition of the issued and outstanding share capital of Fabbri Artes Graficas Valencia SA, a Spanish company, through a newly-formed, wholly-owned subsidiary of the Company, EPL Technologies SRL.

EXHIBITS

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference.



EXHIBIT
NUMBER   DESCRIPTION
------   -----------

 3.1 Amendment and Restated Articles of Incorporation of the Company,m as amended. (Incorporated by reference to Exhibit 3.1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 on file with the Securities and Exchange Commission (the "SEC").)
 3.2     Amended and Restated Bylaws of the Company, as amended.
         (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1997 on file with the SEC.)
 3.3     Plan of Reverse Stock Split (Incorporated by reference to the
         Company's definitive proxy statement for a special meeting of stockholders dated February 27, 1998, on file with the SEC)
 4.1     Specimen Common Stock Certificate.
10.1     Stock Purchase and Supply Agreement dated May 19, 1994 between
         Jungbunzlauer Holding AG and Extended Product Life, Inc.(Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1994 on file with the SEC).
10.2     1994 Stock Incentive Plan, as amended (Incorporated by reference to
         Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File
         No 333-42047) on file with the SEC).
10.3 Agreement for the sale and purchase of the entire issued share capital of Bakery Packaging Services Limited, dated September 15, 1995.
         (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated October 3, 1995 on file with the SEC.)
10.4 Disclosure letter in relation to the agreement for the sale of the entire issued share capital of Bakery Packaging Services Limited, dated
         September 15, 1995. (Incorporated by reference to Exhibit 2.2 to the Company's Report on Form 8-K dated October 3, 1995 on file with the SEC.)

EXHIBIT
NUMBER   DESCRIPTION
------   -----------

10.5     Agreement between EPL Technologies (Europe) Limited and DWL
         Associates for the services of D.W. Lyon as Chief Operating Officer of Bakery Packaging Services Limited. (Incorporated by reference to
         Exhibit 2.3 to the Company's Report on Form 8-K dated October 3, 1995 on file with the SEC.)
10.6     Employment agreement between EPL Technlologies, Inc. and P.L.
         Devine, Director, President and Chief Executive Officer, dated as of
         January 1, 1997.  (Incorporated by reference to Exhibit 10.15 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1997 on file with the SEC.)
10.7     Office Lease Agreement dated September 11, 1996 between EPL
         Technologies, Inc. And K/B Fund II for Headquarters office.
         (Incorporated by reference to Exhibit 10.10 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1996 on file with the SEC.)
10.8 License agreement dated as of April 29, 1997 by and between Integrated Produce Systems, Inc. and Farmington Fresh. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 (File No. 333-42185) on file with the SEC.)
10.9     Amendment to License Agreement, dated December 1, 1997, between
         Integrated Produce Systems, Inc. and Farmington Fresh. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 (File No. 333-42185) on file with the SEC.)
10.11 Operating Agreement of NewCornCo, LLC, dated July 19, 1996, as amended, between the Company and Agricultural Innovation & Trade, Inc.
         (Incorporated by reference to Exhibit 10.3 to the Company's
         Registration Statement on Form S-3 (File No. 333-42185) on file with the SEC.)
10.12    Fresh-Cut Corn Processing Agreement, dated July 22, 1996, between
         NewCornCo, LLC, and Agricultural Innovation & Trade, Inc.
         (Incorporated by reference to Exhibit 10.4 to the Company's
         Registration Statement on Form S-3 (File No. 333-42185) on file with the SEC.)
10.13    Assignment of Membership Interest, dated December 6, 1997, between
         Agricultural Innovation & Trade, Inc. Aand Twin Garden Sales, Inc.
         (Incorporated by reference to Exhibit 10.5 to the Company's
         Registration Statement on Form S-3 (File No. 333-42185) on file with the SEC.)
10.14    Requirements Agreement, dated as of January 1, 1998, between
         NewCornCo, LLC, and Twin Garden Farms.  (Incorporated by reference to
         Exhibit 10.6 to the Company's Registration Statement on Form S-3 (File
         No. 333-42185) on file with the SEC.)
10.15 Employment Agreement, dated January 1, 1998, between the Company and William R. Romig. (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-3 (File No. 333-42185) on file with the SEC.)
10.16 Agreement for the Sale and Purchase of the entire issued share capital of Fabbri Artes Graficas Valencia S.A., dated December 11,
         1997.  (Incorporated by reference to Exhibit 2.1 to the Company's
         Current Report on Form 8-K filed on December 24, 1997.)
10.17 Securities Purchase Agreement dated as of November 6, 1997 between the Company and each of the purchasers of the Company's Series D
         Preferred Stock. (Incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1997.)
10.18 Registration Rights Agreement dated as of November 6, 1997 between the Company and each of the purchasers of the Company's Series D
         Preferred Stock. (Incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1997.)
10.19    Trademark License Agreement between IPS Produce, Inc. and Potandon
         Produce LLC (confidential treatment has been granted for certain portions of this document). (Incorporated by reference to Exhibit
         10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)
10.20 Employment Agreement dated as of February 18, 1998, by and between EPL Technologies, Inc. and Bruce M. Crowell. (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-46397) on file with the SEC.)

EXHIBIT
NUMBER   DESCRIPTION
------   -----------

10.21    Employment Agreement dated as of October 1, 1997, by and between
         EPL Technologies, Inc. and Jose Saenz de Santa Maria.  (Incorporated by
         reference to Exhibit 10.23 to the Company's Registration Statement on
         Form S-1 (File No. 333-46397) on file with the SEC.)
10.22    Agreement dated February 1, 1998 by and between the Company and
         American National Can Company   (Incorporated by reference to Exhibit
         99.2 to the Company's Current Report on Form 8-K filed on March 30,
         1998.)
10.23    Operating Agreement of the new joint venture between the Company
         and American National Can Company.   (Incorporated by reference to
         Exhibit 99.3 to the Company's Current Report on Form 8-K filed on March
         30, 1998.)
11.0     Computation of Earnings per Common Share and Fully Diluted Earnings
         per Common Share.
21       Subsidiaries of the Company (Incorporated by reference to Exhibit
         21 to the Company's Registration Statement on Form S-1 (File No
         333-46397) on file with the SEC).
23.1     Consent of Deloitte & Touche LLP.
27.1     Financial Data Schedules (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                EPL TECHNOLOGIES, INC.

Date: March 30, 1998                            /S/ Paul L. Devine
                                                ---------------------------
                                                Paul L. Devine
                                                Chairman and President
                                                Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities on the dates indicated.

Date: March 30, 1998                            /S/ Paul L. Devine
                                                ---------------------------
                                                Paul L. Devine
                                                Chairman and President
                                                (Principal Executive Officer)

Date: March 30, 1998                            /S/ Bruce M. Crowell
                                                ----------------------------
                                                Bruce M. Crowell
                                                Vice President and Chief Financial Officer
                                                (Principal Financial Officer)

Date: March 30, 1998                            /S/ Timothy B. Owen
                                                -----------------------------
                                                Timothy B. Owen
                                                Secretary and Treasurer
                                                (Principal Accounting Officer)

Date: March 30, 1998                            /S/ Robert D. Mattei
                                                ------------------------------
                                                Robert D. Mattei
                                                Director

Date: March 30, 1998                            /S/ Ronald W. Cantwell
                                                -------------------------------
                                                Ronald W. Cantwell
                                                Director

Date: March 30, 1998                            /S/ Adolph S. Clausi
                                                -------------------------------
                                                Adolph S. Clausi
                                                Director