Form 10-K/A
period 1997-12-31
EPL TECHNOLOGIES INC
filed 1998-04-21
CIK 945269

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K/A. [X]



The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 31, 1998 was approximately $66,532,000. This excludes 3,706,890 shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the shares outstanding at March 31, 1998.



The number of shares of the Registrant's Common Stock outstanding as of March 31, 1998, was 9,138,105 shares.

                             EPL TECHNOLOGIES, INC.


                      INDEX TO ANNUAL REPORT ON FORM 10-K/A
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


Company-sponsored research and development expenditures for the years ended December 31, 1995, 1996 and 1997 were approximately $601,000, $939,000 and
$1,203,000, respectively.


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


SEASONALITY

Although, historically, the management of the Company has not discerned a seasonal pattern in the Company's business on a consolidated basis, certain aspects of the Company's business are seasonal. For example, Fabbri, one of the Company's subsidiaries, historically has reported relatively higher sales and income in the Company's first and fourth fiscal quarters because of the timing of citrus and other crop harvests. The Company's results of operations may become subject to greater seasonality as its various businesses develop at different rates.

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

EMPLOYMENT


As of December 31, 1997, the Company had 191 employees providing services in the U.S. and Europe, of which 19 were engaged in sales and marketing, 127 in production, 16 in technical services and research and 29 in management and administration. Some of the managerial employees are employed pursuant to employment agreements, and the Company maintains key man insurance on Mr. Devine in the amount of $1,000,000. See "Item 11. Executive Compensation". The Company expects to recruit additional personnel as and when required.


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


ITEM 2. PROPERTIES

The Company believes that its current facilities are adequate for its present needs and that it would not have any difficulty in obtaining additional or alternate space at prevailing rates if necessary. The Company's current facilities are as follows:



                              SQUARE    OWNED/LEASED
     LOCATION                  FEET     (EXPIRATION)      CHARACTER OF USE
----------------------------  -------  ----------------  -------------------------------

Philadelphia, PA                6,600  Leased (1/2002)   Principal administrative office
Fresno, CA                      2,600  Leased (1/1999)   Applications laboratory
Oswego, IL                     16,400  Leased (6/1999)   Packaging operations
Gainsborough, England          19,500  Leased (10/2004)  Printing facility
Runcorn, England               17,500  Owned             Perforating and converting
                                                         facilities
Runcorn, England                5,100  Leased (9/2007)   Perforating and converting
                                                         facilities
Runcorn, England                8,500  Leased (12/2000)  Perforating and converting
                                                         facilities
Runcorn, England                4,000  Month-to-month    Vacated 1/1998
Runcorn, England                5,500  Month-to-month    Vacated 1/1998
Somis, CA(a)                   74,200  Leased (8/2002)   Fresh-cut corn processing
                                                         facility
Worcester, MA                   1,200  Leased (12/1998)  Food safety and microbiological
                                                         testing laboratory and office
                                                         space
Valencia, Spain               142,100  Owned             Packaging operations



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

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

MARKET INFORMATION

    PRICE RANGE OF COMMON STOCK


The Company's Common Stock commenced trading on the Nasdaq SmallCap Market under the symbol "EPTG" in July 1996. For approximately 30 days after March 18, 1998, the Company's Common Stock is included in the Nasdaq Small Cap Market under the symbol "EPTGD" to indicate the 1-for-2 reverse stock split that was approved by the Company's shareholders in a special meeting held on March 13, 1998. From September 1995 to July 1996, the Common Stock traded on the National Association of Securities Dealers "bulletin board." Prior to September 1995, the Common Stock traded on the National Association of Securities Dealers "pink sheets." An application has been made to include the Common Stock on the Nasdaq National Market under the symbol "EPTG." The following table sets forth the high and low reported closing bid prices for the Company's Common Stock during the periods indicated (reflecting actual prices before the reverse stock split and assuming a post-split price that is twice the pre-split price):



                           HIGH                 LOW
                      --------------       -------------
                      PRE-     POST-       PRE-    POST-
                      SPLIT    SPLIT       SPLIT   SPLIT
                      --------------       -------------

1996
First quarter          $5.88  $11.75       $3.25  $ 6.50
Second quarter          8.75   17.50        4.88    9.75
Third quarter           7.38   14.75        5.25   10.50
Fourth quarter          6.88   13.75        4.06    8.13

1997
First quarter           6.63   13.25        4.88    9.75
Second quarter          6.56   13.13        4.06    8.13
Third quarter           8.50   17.00        5.88   11.75
Fourth quarter          9.25   18.50        5.25   10.50


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

YEAR 2000 COMPLIANCE


The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in manufacturing, product development, financial business systems and various administrative functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification or even possibly replacement of such source code or applications will be necessary. The Company is currently in the process of completing its identification of software applications that are not "Year 2000" compliant and expects to make appropriate responses to address any issue identified by the end of 1998. Given the information known at this time about the Company's systems, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems as necessary, it is currently not anticipated that these "Year 2000" costs will have any material adverse effect on the Company's business, financial condition or results of operations. However, the Company is still in the preliminary stages of analyzing its software applications and, to the extent they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update software, or potential systems interruptions, would not have a material adverse effect on the Company's business, financial condition or results of operations.


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


The Company, through its subsidiary EPL Technologies (Europe) Limited ("EPL Europe"), has a line of credit in the amount of Pounds Sterling 150,000 ($248,000 at an exchange rate of Pounds Sterling 1:$1.65) with the Bank of Scotland as part of its credit facility for its U.K. operations (the "U.K. Credit Facility"), under which Pounds Sterling 16,000 ($26,000 at an exchange rate of Pounds Sterling 1:$1.65) was outstanding as of December 31, 1997. The U.K. Credit Facility also contains a term loan and a revolving facility, under which Pounds Sterling 710,000 ($1,168,000) at an exchange rate of Pounds Sterling 1:$1.65) and Pounds Sterling 400,000 ($658,000 at an exchange rate of Pounds Sterling 1:$1.65), respectively, were outstanding as of December 31, 1997. The Company plans to repay the outstanding amounts under the term loans and the revolving facility with the net proceeds of the proposed public offering described below, if such offering is completed. While the term loan would be terminated upon repayment, the Company currently anticipates that the revolving facility, in the amount of Pounds Sterling 400,000 ($658,000 at an exchange rate of Pounds Sterling 1:$1.65), would remain available for future borrowings. The U.K. Credit Facility is secured by the assets of the Company's U.K. subsidiaries. The debt agreements with the Bank of Scotland contain certain covenants applicable to the results of operation of the businesses of EPL Europe and its subsidiaries, which provide for maintenance of minimum earnings before income taxes and cash flows to interest expense ratios. Pursuant to the U.K. Credit Facility, EPL Europe is restricted in its ability to make certain payments to the Company. During the final quarter of 1997, EPL Europe informed the Bank of Scotland that it expected to be unable to meet certain covenants for fiscal 1997. Subsequent to December 31, 1997, EPL Europe and its subsidiaries and the Bank of Scotland amended certain provisions of the facility agreements in relation to these covenants.


The Company is currently expecting to make capital expenditures of approximately $3,600,000 during 1998. Of this amount, approximately $1,900,000 will be used to refurbish and expand certain Newcorn facilities, with the remainder to be used primarily to expand capacity in EPL's flexible packaging business and in the fresh-cut potato business.

On February 17, 1998, the Company filed a registration statement for a proposed public offering of its Common Stock (the "Offering). The Offering consists of 3,500,000 shares of Common Stock, of which 809,097 shares of Common Stock would be sold by the Company (and an additional 525,000 shares of Common Stock if the underwriters' over-allotment option is exercised) and 2,690,903 shares of Common Stock (including 1,288,666 shares issuable upon conversion of Series A Preferred Stock) would be sold by Trilon. The registration statement relating to the Offering (SEC File No 333-46397) has not yet become effective. The securities to be registered under the registration statement may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. There can be no assurance that the Offering will be completed or that the currently proposed terms will not be modified. The Company expects to use approximately $1,853,000 of the estimated net proceeds of the proposed Offering to repay outstanding borrowings under the U.K. Credit Facility, and the remainder to make additional capital expenditures in its corn, potato and packaging businesses and for working capital and general corporate purposes, including the possibility that the Company may use a portion of the net proceeds of the Offering for the acquisition of businesses, products and technologies that are complementary to those of the Company (for which additional equity or debt financing may be required), although no such acquisitions are currently being negotiated and no portion of the net proceeds has been allocated for any specific acquisition Furthermore, there can be no assurance that suitable acquisition candidates will be identified or that any acquisition will be consummated.

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
                                    =================  =============


   In 1996, the Company refinanced its existing debt by EPL Technologies (Europe) Limited entering into a bank term loan agreement. The bank term loan matures in 2003 and carries an interest rate ranging from 2% to 2-1/4% over the Bank of Scotland Base Rate, which base rate at December 31, 1997 was 7.25%. At December 31, 1997 and 1996, $1,168,234 and $1,387,125 were outstanding under this term loan agreement, respectively. In 1996, EPL Europe also entered into a short-term line of credit with Bank of Scotland for up to approximately $514,000 which bears interest of 2% over bank base rate. At December 31, 1997, $26,183 has been drawn on this line of credit. In 1997, EPL Europe entered into another line of credit with Bank of Scotland for up to approximately $658,000, which bears interest of 2% over bank base rate. At December 31, 1997, the entire balance has been drawn on this line. The term loan and the lines of credit are collateralized by the assets of EPL Europe and its subsidiaries. The debt agreements with the Bank of Scotland contain certain covenants applicable to the results of operations of these businesses which provide for maintenance of minimum earnings before income taxes and cash flows to interest expense ratios. During the final quarter of 1997, EPL Europe informed the Bank of Scotland that it expected to be unable to meet certain covenants for fiscal 1997. Subsequent to December 31, 1997, EPL Europe and its subsidiaries, and the Bank of Scotland amended certain provisions of the facility agreements in relation to these covenants. Subsequent to December 31, 1997, the Company also reduced the availability under its short-term line of credit to approximately $248,000.


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

17.  INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION


   The Company develops, manufactures, and markets proprietary technologies designed to maintain the integrity of fresh produce. These products fall into two major classifications; processing aids and packaging materials. Processing aids are sold primarily in the United States with smaller amounts also sold in Canada. Packaging materials are marketed in North America and Europe. Sales in the United Kingdom comprised 93.3%, 94.2% and 90.3% of the European operations in 1997, 1996 and 1995, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to each of the directors and executive officers of the Company.





   NAME                       AGE              POSITIONS WITH THE COMPANY AND AFFILIATES
   ----                       ---              -----------------------------------------

Paul L. Devine                 43              Chairman of the Board of Directors, President, Chief Executive Officer

Bruce M. Crowell               43              Vice President and Chief Financial Officer

Timothy B. Owen                39              Secretary and Treasurer

Derrick W. Lyon                54              Chief Executive Officer of EPL Technologies (Europe) Limited

Dr. William R. Romig           51              Senior Vice President-Science and Technology

Antony E. Kendall              54              Chief Executive Officer of EPL Flexible Packaging Ltd.

Virginia N. Finnerty           37              Chief Operating Officer of IPS Produce, Inc.

Jose Saenz de Santa Maria      42              Managing Director of Fabbri Artes Graficas Valencia SA

Robert D. Mattei(1)(2)         58              Director

Ronald W. Cantwell             53              Director

A. S. Clausi (1)(2)(3)         75              Director



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


A.S. Clausi. Mr. Clausi was elected to the Board of Directors in March 1998. For more than five years, Mr. Clausi has served as a consultant and adviser to the food industry. He was Senior Vice President and Chief Research Officer of General Foods Corporation worldwide, prior to his retirement. Mr. Clausi is a past President of the Institute of Food Technologists (IFT), past Chairman of the IFT Foundation and past Chairman of the Food Safety Council. He has a chemistry degree from Booklyn College and has done graduate work at Stevens Institute of Technology. Mr. Clausi is the holder of 13 patents, has authored chapters in food technology texts and has delivered numerous papers on various aspects of the management of food science and technology. Mr. Clausi is currently a director of Opta Food Ingredients, Inc. and also serves as a member of the Technical Advisory Board of Goodman Fielder, Ltd. He served on the Technical Advisory Board of Martek Biosciences, Inc. from 1990 to 1997. Mr. Clausi serves as a director and a member of Technical Advisory Boards of a number of private companies as well.

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

1994 STOCK INCENTIVE PLAN


The Company's 1994 Stock Incentive Plan was adopted by the shareholder on July 21, 1994, and modified by the shareholders to increase the shares issuable thereunder and to make certain other changes on July 22, 1996, and again on July 21, 1997. The Plan is intended as an additional incentive to certain employees, certain consultants or advisors and non-employee members of the Board of Directors to enter into or remain in the employ of the Company or to serve on the Board of Directors by providing them with an additional opportunity to increase their proprietary interest in the Company and to align their interests with those of the Company's shareholders generally through the receipt of options to purchase Common Stock and has been structured to comply with the applicable provisions of Section 16(b) of the Securities Exchange Act of 1934, as amended, and Rule 16b-3 thereunder. The Plan provides for the grant of incentive stock options within the meaning of the Internal Revenue Code of 1986, as amended, and non-qualified stock options and the award of shares of Common Stock. The particular terms of each option grant or stock award are set forth in a separate agreement between the Company and the optionee or award recipient. The Plan is administered by the 1994 Stock Incentive Plan Administration Committee appointed by the Board of Directors, which is currently comprised of Robert D. Mattei and A.S. Clausi. The committee has the discretion to determine the number of shares subject to each award, and other applicable terms and conditions, including a grant's vesting schedule. The term of an option may not be more than five years from the grant date. Options granted under the Plan generally terminate three months after an optionee ceases to be employed by the Company (twelve months in the case of death or disability). The Plan provides that no option may be granted under it after May 4, 1999.


The following table sets forth certain information concerning grants of stock options made during the year ended December 31, 1997 to Named Executive Officers.


                       OPTION GRANTS IN LAST FISCAL YEAR



                                        INDIVIDUAL GRANTS
                      ------------------------------------------------
                                        % OF                              POTENTIAL REALIZABLE VALUE AT
                        SHARES     TOTAL OPTIONS                             ASSUMED ANNUAL RATES OF
                      UNDERLYING    GRANTED TO                            STOCK PRICE APPRECIATION FOR
                       OPTIONS     EMPLOYEES IN   EXERCISE  EXPIRATION       OPTION TERM(5 YEARS)(1)
NAME                   GRANTED     FISCAL YEAR     PRICE      DATE        0%       5%           10%
--------------------  ----------  --------------  --------  ----------   -----  ----------  ----------

Paul L. Devine           100,000         19.2%      $14.00  11/14/2002       0    $386,794    $854,714
Derrick W. Lyon                0            0            0         N/A     N/A         N/A         N/A
Antony E. Kendall         25,000          4.8        14.00  11/14/2002       0      96,699     213,679
Timothy B. Owen           50,000          9.6        14.00  11/14/2002       0     193,397     427,357
William R. Romig          75,000         14.4        14.00  11/14/2002       0     290,096     641,036



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




EXHIBIT
NUMBER   DESCRIPTION
------   -----------

 3.1     Amendment and Restated Articles of Incorporation of the Company,m as
         amended.  (Incorporated by reference to Exhibit 3.1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 on file with the Securities and Exchange Commission (the "SEC").)
 3.2     Amended and Restated Bylaws of the Company, as amended.
         (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1997 on file with the SEC.)
 3.3     Plan of Reverse Stock Split (Incorporated by reference to the
         Company's definitive proxy statement for a special meeting of stockholders dated February 27, 1998, on file with the SEC)
 4.1*    Specimen Common Stock Certificate.
10.1     Stock Purchase and Supply Agreement dated May 19, 1994 between
         Jungbunzlauer Holding AG and Extended Product Life, Inc.(Incorporated
         by reference to Exhibit 10.10 to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1994 on file with the SEC).
10.2     1994 Stock Incentive Plan, as amended (Incorporated by reference to
         Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File
         No 333-42047) on file with the SEC).
10.3     Agreement for the sale and purchase of the entire issued share capital of
         Bakery Packaging Services Limited, dated September 15, 1995.
         (Incorporated by reference to Exhibit 2.1 to the Company's  Report on
         Form 8-K dated October 3, 1995 on file with the SEC.)
10.4     Disclosure letter in relation to the agreement for the sale of the entire issued share capital of Bakery Packaging Services Limited, dated
         September 15, 1995.  (Incorporated by reference to Exhibit 2.2 to the Company's Report on Form 8-K dated October 3, 1995 on file with the SEC.)

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

EXHIBIT
NUMBER   DESCRIPTION
------   -----------

10.21    Employment Agreement dated as of October 1, 1997, by and between
         EPL Technologies, Inc. and Jose Saenz de Santa Maria.  (Incorporated by
         reference to Exhibit 10.23 to the Company's Registration Statement on
         Form S-1 (File No. 333-46397) on file with the SEC.)
10.22    Agreement dated February 1, 1998 by and between the Company and
         American National Can Company   (Incorporated by reference to Exhibit
         99.2 to the Company's Current Report on Form 8-K filed on March 30,
         1998.)
10.23    Operating Agreement of ANC-RESPIRE LLC.  (Incorporated by reference to
         Exhibit 99.3 to the Company's Current Report on Form 8-K filed on March
         30, 1998.)
11.0*    Computation of Earnings per Common Share and Fully Diluted Earnings
         per Common Share.
21       Subsidiaries of the Company (Incorporated by reference to Exhibit
         21 to the Company's Registration Statement on Form S-1 (File No
         333-46397) on file with the SEC).
23.1     Consent of Deloitte & Touche LLP.
27.1*    Financial Data Schedules (for SEC use only)



-------------------
* Previously filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                EPL TECHNOLOGIES, INC.


Date: April 21, 1998                            /s/ Paul L. Devine
                                                ---------------------------
                                                Paul L. Devine
                                                Chairman, President and
                                                Chief Executive Officer