Form 10-Q
period 1998-03-31
EPL TECHNOLOGIES INC
filed 1998-05-15
CIK 945269

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                      For the Quarter Ended MARCH 31, 1998

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the transition period from       to


                         Commission File Number: 0-28444


                             EPL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

       Colorado                                        84-0990658
(State of incorporation)                 (I.R.S. Employer Identification Number)

                        2 INTERNATIONAL PLAZA, SUITE 245
                                PHILADELPHIA, PA                     19113-1507
                    (Address of principal executive offices)         (Zip Code)

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

                9,149,439 shares of $0.001 par value common stock
                        outstanding as of April 30, 1998.

                             EPL TECHNOLOGIES, INC.

                                      INDEX


                                                                            Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                 A.  CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 1998 AND DECEMBER 31, 1997               1

                 B.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997       2

                 C.  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997       3

                 D.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS     4


ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL            8
                 CONDITION AND RESULTS OF OPERATIONS.





                           PART II - OTHER INFORMATION

ITEM 5.          OTHER INFORMATION                                            12

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.                            12

                 SIGNATURES.                                                  13

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,          DECEMBER 31,
                                                                      1998                 1997
                                                                  ------------         ------------
                                                                   (UNAUDITED)               *
                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                        $  2,415,823         $  3,756,956
 Accounts receivable, net                                            4,690,090            5,382,125
 Inventories                                                         4,033,692            3,411,213
 Prepaid expenses and other current assets                           1,383,260            1,060,506
                                                                  ------------         ------------

        TOTAL CURRENT ASSETS                                        12,522,865           13,610,800
                                                                  ------------         ------------

PROPERTY AND EQUIPMENT, Net                                          8,334,712            8,145,543
                                                                  ------------         ------------
OTHER ASSETS
 Patent, net                                                           952,897              977,903
 Goodwill                                                            3,226,321            3,247,229
 Other intangibles, net                                                209,350              218,480
                                                                  ------------         ------------

        TOTAL OTHER ASSETS                                           4,388,568            4,443,612
                                                                  ------------         ------------

      TOTAL ASSETS                                                $ 25,246,145         $ 26,199,955
                                                                  ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                 $  5,916,475         $  4,738,369
 Accrued expenses                                                    1,185,732            1,147,597
 Other liabilities                                                     582,471              815,280
 Current portion of long-term debt                                     301,614              396,070
                                                                  ------------         ------------
        TOTAL CURRENT LIABILITIES                                    7,986,292            7,097,316

LONG TERM DEBT                                                       1,812,731            1,791,903

DEFERRED INCOME TAXES                                                   79,191               77,964
                                                                  ------------         ------------
        TOTAL LIABILITIES                                            9,878,214            8,967,183
                                                                  ------------         ------------

CONVERTIBLE SERIES D PREFERRED STOCK                                11,708,922           10,617,346

SHAREHOLDERS' EQUITY
 Convertible Series A Preferred Stock                                2,073,000            2,073,000
 Convertible Series C Preferred Stock                                       --                  144
 Common Stock                                                            9,138                9,048
 Additional paid-in capital                                         28,676,773           28,697,761
 Accumulated deficit                                               (27,049,886)         (24,206,954)
 Foreign currency translation adjustment                               (50,016)              42,427
                                                                  ------------         ------------

        TOTAL SHAREHOLDERS' EQUITY                                   3,659,009            6,615,426
                                                                  ------------         ------------

      TOTAL LIABILITY AND SHAREHOLDERS' EQUITY                    $ 25,246,145         $ 26,199,955
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

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                       March 31,
                                                                  ------------------
                                                                1998                1997
                                                            -----------         -----------
Sales                                                       $ 7,235,020         $ 3,788,724

Cost of sales                                                 6,075,427           3,388,130
                                                            -----------         -----------

Gross profit                                                  1,159,593             400,594

Selling, general and administrative expenses                  1,882,968           1,204,416

Research and development costs                                  420,451             319,164

Depreciation and amortization                                   390,310             284,235
                                                            -----------         -----------

Loss from operations                                         (1,534,136)         (1,407,221)

Interest expense (net)                                           21,796              21,440

Minority interest                                                    --             (37,589)
                                                            -----------         -----------

Net loss                                                    $(1,555,932)        $(1,391,072)

Accretion, discount and dividends on preferred stock          1,350,972             124,350
                                                            -----------         -----------

Net loss applicable to common shareholders                  $(2,906,904)        $(1,515,422)
                                                            ===========         ===========

Basic loss per common share                                 $     (0.32)        $     (0.19)
                                                            ===========         ===========


The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                            March 31,
                                                                 -------------------------------
                                                                     1998                1997
                                                                 -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    ($1,555,932)        ($1,391,072)
     Adjustments to reconcile net loss to net cash
        used in operating activities                                 386,205             275,080
     (Loss)/gain on foreign currency translation                     (96,582)              8,461
     Minority interest                                                    --             (37,589)
     Changes in assets and liabilities                               487,279             678,914
                                                                 -----------         -----------

        Net cash used in operating activities                       (779,030)           (466,206)
                                                                 -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                       (521,543)           (478,795)
     Proceeds from sale of fixed assets                                2,405               6,703
                                                                 -----------         -----------
        Net cash used in investing activities                       (519,138)           (472,092)
                                                                 -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from exercise of options/warrants                   30,663              26,250
     Committed proceeds from expected stock issuance                      --           1,000,000
     Proceeds from long term debt                                     38,384                  --
     Repayment of long term debt                                    (112,012)           (101,084)
                                                                 -----------         -----------

        Net cash (used)/provided in financing activities             (42,965)            925,166
                                                                 -----------         -----------

DECREASE IN CASH AND CASH EQUIVALENTS                             (1,341,133)            (13,132)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       3,756,956           1,639,567
                                                                 -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 2,415,823         $ 1,626,435
                                                                 ===========         ===========


SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING ACTIVITIES:
     Accretion of warrants, discount, increased value and
        issuance costs related to preferred stock                $ 1,287,000                  --


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

        The financial information has been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Moreover, the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. At this stage of the Company's development, month to month and quarter to quarter anomalies in operating results are expected. This information must also be read in connection with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997.

NOTE 2 - OPERATIONS

        EPL Technologies, Inc. develops, manufactures and markets complementary proprietary technologies designed to maintain the quality and integrity of fresh-cut produce. The Company's primary products are processing aids and packaging materials, together with a range of scientific and technical services that the Company believes support and complement its product offerings. The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenues necessary to support its cost structure, of which there can be no assurance. The process by which the Company develops and sells its integrated systems solutions for certain kinds and varieties of fresh-cut produce is both expensive and time-consuming. After preliminary discussions with a potential customer, the Company performs a comprehensive review of the potential customer's methods and facilities and initiates a series of tests in an effort to tailor the application of the Company's proprietary and other technologies to the kind or variety of produce to be processed. The Company also works closely with the potential customer to develop a detailed protocol to be followed in processing such produce. Once the development of this integrated systems solution is substantially complete, the Company conducts increasingly sophisticated tests in an effort to refine the prescribed solution before the potential customer makes any purchase decision. Although the Company believes it has improved its sales efforts significantly, the Company's product development and sales process continues to be lengthy and resource-intensive and could limit the Company's growth. Additionally, limited awareness of the Company and its products in the marketplace and the highly fragmented nature of the fresh-cut produce industry may extend the Company's product development and sales process. The Company does not believe that this process is likely to shorten significantly. Management believes that success in this sales process with large processors is the primary basis for developing sustainable growth in revenues, which will enable the Company to achieve profitable operations in this area of the business, although there can be no assurance such will be the case. The nature of the packaging materials business is such that the sales process is shorter than that for processing aids, but there is still an approval process to be completed with new customers prior to sale.

        On March 13, 1998, the Company announced it had entered into an agreement with American National Can Company ("ANC") to create a joint venture company to market flexible packaging systems for the U.S. fresh produce market. ANC, a major supplier of packaging materials and containers in the U.S., is a U.S. subsidiary of Paris, France-based Pechiney (NYSE:PY), an international packaging group with reported annual revenues of approximately $11.6 billion as of its fiscal year ended December 31, 1997. It is anticipated that the new company, ANC-RESPIRE LLC ("ANC-Respire"), will develop, manufacture, market, promote and sell variety-specific, proprietary and other packaging products to the fresh produce industry under a new brand name - ANC-RESPIRE. EPL and ANC will have equal ownership interests in the venture and intend to introduce perforated film into the fresh produce market as the first of a broad range of products designed to capitalize on the combined expertise of EPL and ANC. The joint venture agreement has an initial three-year term (subject to earlier termination) and can be extended upon the agreement of EPL and ANC.

        The Company's management believes that cash flows from consolidated operations and existing resources, together with the net proceeds of the offering described in Note 9 below, will be sufficient to meet the Company's operating needs for the next 12 months. The Company may, however, be required to seek additional debt or equity financing to implement its growth strategy. See also Note 6 and "Management's Discussion and Analysis of Financial Condition and Results of Operation" below.

NOTE 3  - INVENTORIES

Inventories consisted of the following:

                                                March 31, 1998           December 31, 1997
                                                --------------           -----------------
            Raw Materials and Supplies            $2,433,758                $2,285,588
            Finished Goods                         1,599,934                 1,125,625
                                                  ----------                ----------

                 Total Inventories                $4,033,692                $3,411,213
                                                  ==========                ==========


NOTE 4 - INTANGIBLE ASSETS - PATENTS AND GOODWILL

            Patents are amortized over the shorter of their estimated useful lives or the life of the patent. The net book value of acquired and developed patents totaled $952,897 as of March 31, 1998. Amortization expense related to patents totaled $25,006 for the three months ended March 31, 1998. Goodwill related to the acquisition of certain subsidiaries is being amortized on a straight line basis over ten years. Amortization expense related to goodwill and other intangible assets totaled $110,543 for the three months ended March 31, 1998.


NOTE 5 - CONVERTIBLE PREFERRED STOCK

            The Company's 10% Series A Convertible Preferred Stock (the "Series A Stock"), which has been issued up to its authorized limit of 3,250,000, was issued at a price of $1.00 per share, with each share of Series A Stock carrying the option to convert into common shares at a rate of $1.50 per share. The Series A Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series A Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares ($1.50 per share) at the Company's option (dividends in arrears at March 31, 1998 totaled $1,386,734).

            During the three months ended March 31, 1998, no shareholder holding shares of Series A Stock elected to exercise their right of conversion, leaving 2,073,000 shares of Series A Stock outstanding at March 31, 1998. In addition, 20% of the common stock into which the Series A Stock may be converted carries detachable warrants at an exercise price of $2.00 per warrant. During the three months ended March 31, 1998, 15,067 of these warrants were exercised and 28,666 of these warrants expired, leaving 21,332 of these warrants unexercised at March 31, 1998.

            At the Annual Meeting of the Company's shareholders held on July 22, 1996, the shareholders of the Company authorized the issuance of up to 2,000,000 shares of preferred stock (the "Board Designated Preferred Stock") with such designations and preferences as the Company's Board of Directors may determine from time to time. On July 23, 1996, the Company issued 531,915 of these shares
- designated 10% Series B Convertible Preferred Stock - at an aggregate consideration of $2,500,000 to two existing investors in the Company (the "Series B Stock"). During 1997, the shareholders of the Series B Stock elected to fully exercise their right of conversion into common stock and thus there were no shares of Series B Stock outstanding at March 31, 1998. The Series B Stock carried a dividend of 10% per annum, payable in cash and/or shares ($9.40 per share) at the Company's option. The outstanding dividends on the Series B Stock at March 31, 1998 totaled $270,092.

            During 1997, the Company received gross proceeds of $1.0 million, from an existing institutional stockholder in connection with a private offering of common and Board Designated Preferred Stock. This resulted in the issuance of 43,750 shares of common stock, together with 144,444 shares of Board Designated Preferred Stock -- designated Series C Convertible Preferred Stock (the "Series C Stock"). Such issuance was made under Regulation D under the Securities Act of 1933, as amended, as a transaction not involving a public offering. The Series C Stock carries the option to convert into such number of shares of common stock as is determined by dividing $4.50 by the conversion price (as defined in the documentation for the Series C Stock) in effect at the time of conversion for each share of Series C Stock and votes as a class, except as otherwise provided by law, with the Series A Stock, the Series B Stock and the common stock, based on the underlying number of shares of common stock after conversion. The extent of the beneficial conversion feature, representing the difference between the $9.00 conversion price and the prevailing market price of the common stock at the date of issuance, a total of $72,222, was accreted immediately upon issuance. The Series C Stock carried a dividend rate of 10% per annum, payable in cash and/or shares at the Company's option. During the three months ended March 31, 1998, the stockholder elected to fully exercise their right of conversion into 72,222 shares of common stock and thus there were no shares of Series C Stock outstanding at March 31, 1998. Dividends in arrears on the Series C Stock at March 31, 1998 totaled $49,239. In connection with the issuance of the Series C Stock, the Company issued warrants to purchase 30,993 shares of the Company's common stock at an exercise price of $10.00 per share. The value of these warrants will be accreted over the estimated lives of these warrants (5 years).

            At the Annual Meeting of the Company held on July 21, 1997, the shareholders of the Company approved an increase in the number of shares of Board Designated Preferred Stock reserved for issuance from 2,000,000 to 4,000,000. During 1997, the Company issued a further 12,500 shares of Board Designated Preferred Stock - designated Series D Convertible Preferred Stock - at an aggregate consideration, before associated costs and expenses, of $12,500,000, to three new institutional investors (the "Series D Stock"). Such issuance was made under Regulation D under the Securities Act of 1933, as amended, in a transaction not involving a public offering. The Series D Stock certificate of designation contains provisions which, in certain circumstances outside of the Company's control, could provide the holders of Series D Stock with the ability to redeem their shares. The amount to be paid by the Company in the event of a redemption would be calculated as the greater of (a) 115% of the stated value of the Series D stock plus 4% appreciation accrued from the issuance date to the redemption date of (b) the "parity value" of the shares to be redeemed, which is calculated as the number of shares issuable upon conversion multiplied by the closing price on the redemption date.

            The Series D Stock carries the option to convert into shares of common stock at a variable rate, based on the stated value ($1,000) divided by 94% of the prevailing market price at the time of conversion, as calculated based on the lowest five-day average closing bid price per share of Common Stock during a specified period of time, and subject to certain limitations. The extent of the beneficial ownership feature, representing the 6% discount from the market price at the conversion date, a total of $800,000, will be accreted over the earliest period after which all such shares are convertible, or nine months (the "Conversion Period"). In addition the Series D Stock agreement contains a provision whereby the stated value of the Series D Stock is to increase by 4% per annum, accruing from the date of issuance until conversion. In connection with the issuance of the Series D Stock, the Company issued 201,614 warrants to purchase the Company's common stock at an exercise price of 130% of the closing price on the issuance date (i.e. $20.16 per share). The fair value of these warrants ($1,200,000) will be accreted over the Conversion Period of the Series D Stock. Holders of the Series D Stock have limited voting rights and are not entitled to any dividends.

NOTE 6 - ISSUANCE OF COMMON STOCK AND EXERCISE OF WARRANTS

            As indicated above, a total of 89,789 shares of common stock were issued during the three months ended March 31, 1998: 72,222 upon the conversion in full of the Series C stock, 2,500 on the exercise of previously issued stock options and 15,067 on the exercise of previously issued warrants. The exercise of options and warrants resulted in net proceeds of $30,663. On March 13, 1998, the Company's shareholders approved a 1-for-2 reverse stock split, which became effective for trading purposes on the Nasdaq SmallCap Market on March 18, 1998.

NOTE 7 - NET LOSS PER COMMON SHARE

            Net loss per common share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares and common shares outstanding during the period.

            In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which was adopted by the Company effective for the year ended December 31, 1997, as required by the statement. For the periods ended March 31, 1998 and 1997, the potential common shares have an antidilutive effect on the net loss per common share for common shareholders. Accordingly, diluted net loss per common share for common shareholders has not been presented. All loss per common share and share figures have been adjusted to reflect the 1-for-2 reverse stock split approved by shareholders on March 13, 1998.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

            In June, 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which was adopted by the Company effective January 1, 1998, as required by the statement. The total comprehensive loss for the three months ended March 31, 1998 and 1997 was $1,648,375 and $1,514,887, respectively. The adjustment to arrive at the total comprehensive loss for each period consists of foreign currency translation.

            In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which was adopted by the Company effective for the year beginning January 1, 1998, as required by the statement. This statement does not require adoption in interim financial statements in the initial year of adoption.

NOTE 9 - SUBSEQUENT EVENTS

            On April 21, 1998, the Company announced that NewCorn Co LLC, an entity in which the Company has a 51% ownership interest ("NewCorn"), has entered into a trademark sublicense agreement with The Sholl Group II, Inc. ("Sholl"), the exclusive licensee of the Pillsbury Company's Green Giant Fresh(R) brand name. The agreement grants NewCorn the right to use the Green Giant Fresh(R) brand name on the Company's fresh-cut corn products on an exclusive basis in North America. Under this agreement, Freshcorn LLC, a newly formed joint venture company owned equally by NewCorn and Sholl ("Freshcorn"), will provide marketing support for the Company's fresh-cut corn products. The Company believes that the Green Giant Fresh(R) brand will enhance consumer awareness and acceptance of the Company's fresh-cut corn products and facilitate the development of a market for branded fresh-cut corn available nationally on a year-round basis.

            NewCorn's license expires on December 31, 2020, subject to automatic renewal or earlier termination in certain events, including termination of Sholl's license from the Pillsbury Company. NewCorn will pay a royalty to Sholl based on the number of cases of licensed corn products sold by NewCorn. Additionally, NewCorn will pay to Freshcorn a fee based on the profitability of NewCorn's sales of fresh-cut corn product (the "Fee"), against which the royalty payments to Sholl will be credited. As members of Freshcorn, NewCorn and Sholl have agreed that, generally, 25% of the Fee in each year will be used to reimburse expenses incurred by NewCorn for the advertising, marketing and promotion of the Company's fresh-cut corn products.

            On May 12, 1998, the shares of common stock of the Company were accepted for quotation on the Nasdaq Stock Market's National Market under the symbol "EPTG," subject to completion of the public offering described below. Prior to the offering, the shares of common stock of the Company was included on the Nasdaq Stock Market's SmallCap Market under the symbol EPTG.

            On May 15, 1998 the Company completed a public offering of 2,400,000 shares of its common stock (the "Offering"), of which 809,097 shares were sold by the Company and 1,590,903 shares were sold by Trilon Dominion Partners LLC ("Trilon"). In connection with the Offering, Trilon converted 1,933,000 shares of the Company's Series A Stock into 1,288,667 shares of Common Stock, leaving 140,000 shares of Series A Stock issued and outstanding - see Note 5 "Convertible Preferred Stock." The offering price was $10.00 per share of common stock - see "Liquidity and Capital Resources." The Company has granted the Underwriters an option, exercisable until June 10, 1998, to purchase up to 360,000 additional shares of common stock at the public offering price of $10.00 per share (less underwriting discounts and commissions) solely to cover over-allotments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
            The Company is a leading developer and marketer of integrated produce systems solutions specifically designed to address the needs of the rapidly growing market for fresh-cut produce. In this regard, the Company develops, manufactures and markets proprietary produce processing aids, packaging technologies, and scientific and technical services, which are specifically designed to maintain the quality and integrity of fresh-cut produce. The foundation of the Company's integrated systems solutions is its proprietary produce processing aid technology, which inhibits the natural enzymatic degradation of fruits and vegetables after they have been processed. Fresh-cut fruits and vegetables that are treated with the Company's proprietary processing aids better maintain their natural characteristics such as color, texture, taste and smell. The use of the Company's processing aids allows for increased availability of certain fresh-cut produce products, such as sliced apples, potatoes and corn. The Company has concluded that the use of the Company's processing aids, in accordance with the Company's recommended protocols, is "generally recognized as safe" ("GRAS") under FDA regulations. The Company also uses a variety of film technologies to create packaging specifically designed to complement and enhance the effectiveness of the Company's processing aids by allowing fruits and vegetables to "breathe" after they have been cut and packaged. The Company markets these packaging products to produce growers and processors. In addition, the Company's scientific and technical services, which include food safety and microbiological testing, provide fresh produce processors with expertise in food safety, post-harvest horticulture and processing techniques, and support the cross-marketing efforts for the Company's other products. The Company believes its processing aids are safe and environmentally "friendly" and, together with its packaging and scientific and technical services, add significant value to the businesses of its customers. In addition to its integrated systems solutions for fresh-cut produce, the Company also markets flexible packaging for uses in the snack food, bakery and confectionery industries and for other uses.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

            Sales. Sales increased from $3,788,724 in the three months ended March 31, 1997 to $7,235,020 in the three months ended March 31, 1998, an increase of $3,446,296 or 91%. Sales of processing aids in the US and Europe increased from $120,896 in the three months ended March 31, 1997 to $980,470 in the three months ended March 31, 1998, an increase of $859,574 or 711%. Sales of US packaging materials increased from $751,360 in the three months ended March 31, 1997 to $824,227 in the three months ended March 31, 1998, an increase of $72,867 or 10%. Sales of UK and European packaging materials grew from $2,916,468 in 1997 to $5,430,323 in 1998, an increase of $2,513,855 or 86%.

            The increase in processing aid sales was mainly due to growth in revenues at the Company's Newcorn joint venture. This is the first year in which Newcorn had sales of its fresh-cut corn products in the winter season. The Company is continuing to focus on the sale and development of its processing aid technologies, particularly with respect to corn, potatoes and apples. Product testing continues, and in some cases has been expanded or accelerated, and significant costs have been incurred to date which have yet to yield material revenues. Some of the initial results of this work are evidenced by agreements with Potandon Produce LLC and Farmington Fresh as well as the recently announced agreement between Newcorn and Sholl for the license of the Green Giant Fresh(R) brand on the Company's fresh-cut corn products. The Company believes that these agreements have the potential to result in increased sales in the future, although there can be no assurance that this will be the case.

            The growth in the U.S. packaging materials business was principally attributable to internal growth of the Company's Respire(R) brand products. The sales increase in the U.K. and Europe of packaging materials was principally attributable to the inclusion of results of operations of Fabbri Artes Graficas Valencia S.A., ("Fabbri"), which was acquired in December 1997, as well as internal growth in the Company's EPL Flexible packaging business.

            Gross Profit. Gross profit increased from $400,594 in the three months ended March 31, 1997 to $1,159,593 in the three months ended March 31, 1998, an increase of $758,999 or, as a percentage of sales, from 10.6% to 16.0%. This increase was principally due to higher gross margins at the Company's U.K. packaging operation following the completion in 1997 of the reorganization of its Runcorn and Gainsborough facilities, the inclusion of results of operations of Fabbri, which was acquired in December 1997, and increased margins on the sales of U.S. packaging materials. Operating results from period to period may continue to be impacted by variations in product mix. Management believes changes in prices of raw materials for its products have not had a material effect on the Company's results of operations; however, as the Company's business becomes more reliant upon sales of its processing aids, results of operations may be more susceptible to the effects of changing prices due to the pricing of certain kinds of produce, as well as ingredients used in the Company's processing aids.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $1,204,416 in the three months ended March 31, 1997 to $1,882,968 in the three months ended March 31, 1998, an increase of $678,552 or 56%. This increase was due primarily to incremental expenses from the inclusion of Fabbri and California Microbiological Consulting, Inc. ("CMC"), both of which were acquired after the first quarter of 1997, the continuing and accelerating development of the Company's sales and marketing efforts, including projects supporting prospective large customers, particularly in the processing aid area for potatoes and corn, and other costs including the appointment of additional personnel.

            Research and Development Costs. Research and development costs increased from $319,164 in the three months ended March 31, 1997 to $420,451 in the three months ended March 31, 1998, an increase of $101,287 or 32%. This reflects increased costs of the scientific activities related to sales efforts for prospective large customers, principally related to carrots, broccoli, mushrooms and perforated films. The Company expects that research and development costs will continue at recent levels and may increase.

            Depreciation and Amortization. Depreciation and amortization increased from $284,235 in the three months ended March 31, 1997 to $390,310 in the three months ended March 31, 1998, an increase of $106,075 or 37%. This is a result of a full quarter of depreciation expense for Fabbri, as well as from the previous capital expenditures at Newcorn and EPL Flexible since the first quarter of 1997. Amortization expense increased due to the acquisitions of CMC and Twin Gardens, which occurred subsequent to the first quarter of 1997, offset in part by distribution rights being fully amortized at December 31, 1997.

            Loss from Operations. Loss from operations increased from $1,407,221 in the three months ended March 31, 1997 to $1,534,136 in the three months ended March 31, 1998, an increase of $126,915 or 9%. The increase was principally due to the increase in total operating expenses. However, total operating expenses, excluding depreciation and amortization, rose at a lower rate than the growth in sales revenue, as reflected in the absolute increase in total operating expenses but a decrease as a percentage of sales, from 40.3% in 1997 to 31.8% in 1998. This reflects the leveraging of the Company's infrastructure through the expansion of the Company's business.

            Accretion, Discount and Dividends on Preferred Stock. The accretion, discount and dividends on preferred stock increased from $124,350 for the three months ended March 31, 1997 to $1,350,972 in the three months ended March 31, 1998, an increase of $1,226,622. The increase represents principally the amortization of the beneficial conversion feature of the Series D Stock, accretion of the fair value of warrants issued in connection with the issuance of the Series D Stock, and a 4% per annum appreciation provision on the stated value of the Series D Stock. This amortization and accretion, which commenced in the fourth quarter of 1997, will be largely complete by the end of the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

            At March 31, 1998, the Company had $2,415,823 in cash and short term investments, compared with $3,756,956 at December 31, 1997, a decrease of $1,341,133. During the three months ended March 31, 1998, $779,030 was used in operating activities. In addition, $519,138 was used in investing activities, of which $521,543 was used to purchase fixed assets. The increase in cash used in operating activities of $312,824 in the three months ended March 31, 1998 compared to the same period in 1997 reflects less favorable improvements in working capital for the three months ended March 31, 1998, additional amounts assigned to minority interest, and foreign currency translation losses offset by higher non-cash expenditures.

            Total financing activities during the three months ended March 31, 1998 used $42,965, compared with $925,166 provided for in the same period in 1997. This was primarily from the repayment of long term debt, offset by additional borrowings and the net proceeds from the exercise of previously issued stock options and warrants. The difference from the same period in 1997 reflects the $1 million in committed proceeds from a stock issuance received in 1997.

            At March 31, 1998, the Company had warrants outstanding and exercisable to purchase 297,465 shares of common stock at a weighted average price of $16.06 per share, which, if exercised, would provide the Company with gross proceeds of approximately $4,778,734. In addition, at March 31, 1998, the Company had 1,886,875 options outstanding and exercisable to purchase shares of common stock at a weighted average price of $9.14 per share, which, if exercised, would provide the Company with gross proceeds of up to approximately $17,240,000. At March 31, 1998, there were no material commitments for capital expenditures.

            The Company, through its subsidiary EPL Technologies (Europe) Limited ("EPL Europe"), has a line of credit in the amount of pound sterling 150,000 ($250,695 at an exchange rate of pound sterling 1:$1.67) with the Bank of Scotland as part of its credit facility for its U.K. operations (the "U.K. Credit Facility"), under which pound sterling 26,191 ($43,733 at an exchange rate of pound sterling 1:$1.67) was outstanding as of March 31, 1998. The Company plans to repay the outstanding amounts under the term loans and the revolving facility with the net proceeds of the public offering described below. While the term loan will be terminated upon repayment, the Company currently anticipates that the revolving facility, in the amount of pound sterling 400,000 ($668,520 at an exchange rate of pound sterling 1:$1.67), would remain available for future borrowings. The U.K. Credit Facility also contains a term loan and a revolving facility, under which pound sterling 710,000 ($1,186,623) at an exchange rate of pound sterling 1:$1.67) and pound sterling 400,000 ($668,520 at an exchange rate of pound sterling 1:$1.67), respectively, were outstanding as of March 31, 1998. The U.K. Credit Facility is secured by the assets of the Company's U.K. subsidiaries. The debt agreements with the Bank of Scotland contain certain covenants applicable to the results of operation of the businesses of EPL Europe and its subsidiaries, which provide for maintenance of minimum earnings before income taxes and cash flows to interest expense ratios. During the final quarter of 1997, EPL Europe informed the Bank of Scotland that it expected it would be unable to meet certain covenants for fiscal 1997. Subsequent to December 31, 1997, EPL Europe and its subsidiaries and the Bank of Scotland amended certain provisions of the facility agreements in relation to these covenants.

            On May 15, 1998 the Company completed a public offering of 2,400,000 shares of its common stock (the "Offering"), of which 809,097 shares were sold by the Company and 1,590,903 shares were sold by Trilon Dominion Partners LLC ("Trilon"). In connection with the Offering, Trilon converted 1,933,000 shares of the Company's Series A Stock into 1,288,667 shares of Common Stock, leaving 140,000 shares of Series A Stock issued and outstanding - see Note 5 "Convertible Preferred Stock." The offering price was $10.00 per share of common stock. The Company has granted the Underwriters an option, exercisable until June 10, 1998, to purchase up to 360,000 additional shares of common stock at the public offering price of $10.00 per share (less underwriting discounts and commissions) solely to cover over-allotments. The Offering price was $10.00 per share. The lead manager for the offering is Prudential Securities Incorporated and the co-manager is Pennsylvania Merchant Group. The Company expects to use approximately $1,853,000 of the estimated net proceeds of the proposed Offering to repay outstanding borrowings under the U.K. Credit Facility, and the remainder to make additional capital expenditures in its corn, potato and packaging businesses and for working capital and general corporate purposes, including the possibility that the Company may use a portion of the net proceeds of the Offering for the acquisition of businesses, products and technologies that are complementary to those of the Company (for which additional equity or debt financing may be required), although no such acquisitions are currently being negotiated and no portion of the net proceeds has been allocated for any specific acquisition. Furthermore, there can be no assurance that suitable acquisition candidates will be identified or that any acquisition will be consummated.

            Historically, the Company's revenues have not been sufficient to fund the development of the Company's business, and thus it has had to finance its operating losses externally principally through equity financing. The Company's management believes that cash flows from consolidated operations and existing resources, together with the net proceeds of the Offering, will be sufficient to meet the Company's operating needs for the next twelve months. The Company may, however, be required to seek additional debt or equity financing to implement its growth strategy.

FORWARD LOOKING STATEMENTS

            The discussions above include certain forward looking statements regarding the Company's expectations of gross margin, expenses, market penetration, success in obtaining large new customers, possible acquisitions, access to capital, new product introduction, trends affecting the Company's financial condition or results of operations, the Company's financing plans, the Company's business and growth strategies, and the use of the net proceeds to the Company of the recently completed Offering. Actual results may vary materially from such expectations. Meaningful factors that might affect such results include: a) the Company's needs for capital, including for acquisitions, which needs have been and are expected to continue to be substantial, and its potential inability to obtain additional financing on satisfactory terms, b) the Company's product development and sales process, which is lengthy and resource intensive, c) the uncertainty of demand for, or the market acceptance of, the Company's products and services, d) the Company's limited resources and experience in marketing and selling its products and services, e) financial and personnel resource requirements and potential difficulties in cross-marketing and managing multiple product lines, f) the Company's potential inability to identify and acquire acceptable acquisition targets, to the extent necessary to fulfill its expansion plans, and its potential inability to successfully integrate any such acquisitions into its operations, g) potential product obsolescence and short product life cycles, h) potential competition, particularly in the market for produce packaging, from companies with greater financial, management and other resources, i) the unpredictability and volatility of the market for agricultural products, j) changes in U.S. and foreign regulation, k) difficulty with research and development activities regarding new products, including extension of necessary time periods or increase in expense for product introduction, l) potential difficulties in obtaining or protecting intellectual property rights or the infringement of proprietary or other rights of the Company by third parties, m) raw material availability and pricing and n) loss of services of key employees of the Company.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            On March 13, 1998, the Company's shareholders approved a 1-for-2 reverse stock split, which became effective for trading on the Nasdaq SmallCap Market on March 18, 1998. On the basis of shares of common stock issued, 10,879,661 voted in favor, 561,102 voted against and 15,725 abstained. On an as-converted basis (assuming conversion of the Series A Stock and Series C Stock entitled to vote), 13,589,328 voted in favor, 561,102 voted against and 15,725 abstained.


ITEM  5.    OTHER INFORMATION.

             None


ITEM   6.   EXHIBITS AND REPORTS ON FORM 8-K.

            a)     Exhibits

                   Exhibit 11.0  Computation of Loss per share


            b)     Reports on Form 8-K

                   On March 30, 1998 the Company filed a report on Form 8-K, under item 5 thereof, in connection with the execution of an agreement to form a joint venture company with American National Can Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      EPL TECHNOLOGIES, INC.




Date:  May 15, 1998                   /s/ Paul L. Devine
                                      ------------------------------------------
                                      Paul L. Devine
                                      Chairman and President
                                      (Principal Executive Officer)



Date:  May 15, 1998                   /s/ Bruce M. Crowell
                                      ------------------------------------------
                                      Bruce M. Crowell
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)


Date:  May 15, 1998                   /s/  Timothy B. Owen
                                      ------------------------------------------
                                      Timothy B. Owen
                                      Secretary and Treasurer
                                      (Principal Accounting Officer)