Form 10-Q
period 1998-06-30
EPL TECHNOLOGIES INC
filed 1998-08-07
CIK 945269

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


        [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                      For the Quarter Ended JUNE 30, 1998

                                       OR

        [  ]   Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the transition period from _____  to _____


                        Commission File Number:  0-28444


                             EPL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Colorado                                            84-0990658
         ------------------------                     --------------------------------------
         (State of incorporation)                     (I.R.S. Employer Identification Number)

                       2 INTERNATIONAL PLAZA, SUITE 245
                               PHILADELPHIA, PA                       19113-1507
                               ----------------                       -----------
                   (Address of principal executive offices)            (Zip Code)


                                (610) 521-4400
                    ---------------------------------------
                    (Telephone number, including area code)


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

               11,454,370 shares of $0.001 par value common stock
                        outstanding as of July 31, 1998.

                             EPL TECHNOLOGIES, INC.

                                     INDEX


                                                                                       Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           A.   CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1998 AND
                DECEMBER 31, 1997                                                        1

           B.   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997                       2

           C.   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
                MONTHS ENDED JUNE 30, 1998 AND 1997                                      3

           D.   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                     4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.                                            7


                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION                                                              11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                              11

         SIGNATURES.                                                                    12

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,          DECEMBER 31,
                                                                         1998                1997
                                                                    -------------      ----------------
                                                                      (Unaudited)             *
                                     ASSETS
                                     ------
CURRENT ASSETS
Cash and cash equivalents                                             $  7,029,675       $  3,756,956
Accounts receivable, net                                                 5,774,122          5,382,125
Inventories                                                              4,230,351          3,411,213
Prepaid expenses and other current assets                                1,422,885          1,060,506
                                                                      ------------       ------------
      TOTAL CURRENT ASSETS                                              18,457,033         13,610,800
                                                                      ------------       ------------

PROPERTY AND EQUIPMENT, NET                                              9,522,899          8,145,543

OTHER ASSETS
Patent and distribution rights, net                                        927,891            977,903
Goodwill                                                                 3,125,687          3,247,229
Other intangibles, net                                                     200,221            218,480
                                                                      ------------       ------------
   TOTAL OTHER ASSETS                                                    4,253,799          4,443,612
                                                                      ------------       ------------

       TOTAL ASSETS                                                   $ 32,233,731       $ 26,199,955
                                                                      ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
Accounts payable                                                      $  5,848,930       $  4,738,369
Accrued expenses                                                         1,286,709          1,147,597
Other liabilities                                                          581,075            815,280
Current portion of long-term debt                                          490,613            396,070
                                                                      ------------       ------------
      TOTAL CURRENT LIABILITIES                                          8,207,327          7,097,316

LONG TERM DEBT                                                           1,805,375          1,791,903

DEFERRED INCOME TAXES                                                       78,558             77,964
                                                                      ------------       ------------
   TOTAL LIABILITIES                                                    10,091,260          8,967,183
                                                                      ------------       ------------

Convertible Series D Preferred Stock                                    12,676,922         10,617,346

SHAREHOLDERS' EQUITY
Convertible Series A Preferred Stock                                        90,000          2,073,000
Convertible Series C Preferred Stock                                             0                144
Common Stock                                                                11,438              9,048
Additional paid-in capital                                              38,230,020         28,697,761
Accumulated deficit                                                    (28,913,951)       (24,206,954)
Foreign currency translation adjustment                                     48,042             42,427
                                                                      ------------       ------------
   TOTAL SHAREHOLDERS' EQUITY                                            9,465,549          6,615,426
                                                                      ------------       ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 32,233,731       $ 26,199,955
                                                                      ============       ============

* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                        SIX MONTHS ENDED JUNE 30,           THREE MONTHS ENDED JUNE 30,
                                                         1998              1997               1998               1997
                                                      -----------       -----------        -----------        -----------
Sales                                                 $16,370,772       $ 8,899,804        $ 9,135,752        $ 5,111,080

Cost of sales                                          13,439,173         8,031,660          7,363,746          4,643,530
                                                      -----------       -----------        -----------        -----------

Gross profit                                            2,931,599           868,144          1,772,006            467,550

Selling, general and administrative expenses            3,764,260         2,704,035          1,881,292          1,499,619

Research and development costs                            789,788           585,003            369,337            265,839

Depreciation and amortization                             804,974           602,465            414,664            318,230
                                                      -----------       -----------        -----------        -----------

Net loss from operations                               (2,427,423)       (3,023,359)          (893,287)        (1,616,138)

Interest expense, net                                      14,573            48,541             (7,223)            27,101

Minority interest                                               0           (76,610)                 0            (39,021)
                                                      -----------       -----------        -----------        -----------

Net loss                                              $(2,441,996)      $(2,995,290)       $  (886,064)       $(1,604,218)

Deduct:
   Accretion, discount and dividends on                 2,353,654           318,909          1,002,682            194,559
   preferred stock                                    -----------       -----------        -----------        -----------

Net loss for common shareholders                      $(4,795,650)      $(3,314,199)       $(1,888,746)       $(1,798,777)
                                                      ===========       ===========        ===========        ===========
Loss per common share                                 $     (0.49)      $     (0.42)       $     (0.18)       $     (0.22)
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

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                     Six Months Ended
                                                                                                     ----------------
                                                                                             June 30,                   June 30,
                                                                                               1998                       1997
                                                                                          ------------               --------------
OPERATING ACTIVITIES:
          Net loss                                                                        $(2,441,996)                $(2,995,290)
          Adjustments to reconcile net loss to net cash
            Used in operating activities:                                                     799,182                     592,824
          (Loss) on foreign currency translation                                              (44,413)                    (10,470)
          Minority interest                                                                         0                     (76,610)
          Changes in assets and liabilities                                                  (757,034)                    841,389
                                                                                          -----------                 -----------
                        Net cash (used) in operating activities                            (2,444,261)                 (1,648,157)
                                                                                          -----------                 -----------
INVESTING ACTIVITIES:
          Purchase of fixed assets                                                         (1,958,225)                   (639,242)
          Proceeds from sale of fixed assets                                                   15,370                      15,658
                                                                                          -----------                 -----------
                        Net cash (used) in investing activities                            (1,942,855)                   (623,584)
                                                                                          -----------                 -----------
FINANCING ACTIVITIES:
          Proceeds from the exercise of options/warrants                                      852,018                     578,084
          Proceeds from issuance of preferred and common stock, net                         6,726,190                   1,960,000
          Proceeds from note payable/net borrowings                                                 0                     131,675
          Proceeds from long term debt                                                        290,130                           0
          Repayment of long term debt                                                        (208,503)                    (84,531)
                                                                                          -----------                 -----------
                        Net cash provided from financing activities                         7,659,835                   2,585,228
                                                                                          -----------                 -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                       3,272,719                     313,487

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                3,756,956                   1,639,567
                                                                                          -----------                 -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $ 7,029,675                 $ 1,953,054
                                                                                          ===========                 ===========
SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING ACTIVITIES:
          Accretion of warrants, discount, increased value and
            issuance costs related to preferred stock                                     $ 2,265,000                 $    72,222





The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

       The financial information of EPL Technologies, Inc. and Subsidiaries (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.
       The financial information has been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Moreover, the results of operations for the six months and three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. At this stage of the Company's development, month to month and quarter to quarter anomalies in operating results are expected. This information must also be read in connection with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997.

NOTE 2 - OPERATIONS

       EPL Technologies, Inc. develops, manufactures and markets proprietary technologies designed to maintain the quality and integrity of fresh-cut produce. The Company's primary products are processing aids and packaging materials, together with a range of scientific and technical services that the Company believes support and complement its product offerings. The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenues necessary to support its cost structure, of which there can be no assurance. The process by which the Company develops and sells its integrated systems solutions for certain kinds and varieties of fresh-cut produce is both expensive and time-consuming. After preliminary discussions with a potential customer, the Company performs a comprehensive review of the potential customer's methods and facilities and initiates a series of tests in an effort to tailor the application of the Company's proprietary and other technologies to the kind or variety of produce to be processed. The Company also works closely with the potential customer to develop a detailed protocol to be followed in processing such produce. Once the development of this integrated systems solution is substantially complete, the Company conducts increasingly sophisticated tests in an effort to refine the prescribed solution before the customer makes any purchase decision. Although the Company believes it has improved its sales efforts significantly, the Company's product development and sales process continues to be lengthy and resource-intensive and could limit the Company's growth. Additionally, limited awareness of the Company and its products in the marketplace and the highly fragmented nature of the fresh-cut produce industry may extend the Company's product development and sales process. The Company does not believe that this process is likely to shorten significantly. Management believes that success in this sales process with large processors is the primary basis for developing sustainable growth in revenues, which will enable the Company to achieve profitable operations in this area of the business, although there can be no assurance such will be the case. The nature of the packaging materials business is such that the sales process is shorter than that for processing aids, but there is still an approval process to be completed with new customers prior to sale.
       On April 21, 1998, the Company announced that NewCorn Co. LLC, an entity in which the Company has a 51% ownership interest ("Newcorn"), had entered into a trademark sublicense agreement with The Sholl Group II, Inc. ("Sholl"), the exclusive licensee of the The Pillsbury Company's Green Giant Fresh (R) brand name. The agreement grants Newcorn the right to use the Green Giant Fresh (R) brand name on the Company's fresh-cut corn products on an exclusive basis in North America. Under this agreement, Freshcorn LLC, a newly-formed joint venture owned equally by Newcorn and Sholl ("Freshcorn") will provide marketing support for the Company's fresh-cut corn products. The Company believes that the Green Giant Fresh (R) brand will enhance consumer awareness and acceptance of Newcorn's fresh-cut corn products and facilitate the development of a market for branded fresh-cut corn available on a year-round basis. Newcorn's license expires on December 31, 2020, subject to automatic renewal or earlier termination in certain events, including termination of Sholl's license from the Pillsbury Company. Newcorn will pay a royalty to Sholl based on the number of cases of licensed corn products sold by Newcorn.
Additionally, Newcorn will pay to Freshcorn a fee based on the profitability of Newcorn's sales of fresh-cut corn products (the "Fee"), against which the royalty payments to Sholl will be credited. As members of Freshcorn, Newcorn and Sholl have agreed that, generally, 25% of the Fee in each year will be used to reimburse expenses incurred by Newcorn for the advertising, marketing and promotion of the Company's fresh-cut corn products.
       The Company's management believes that cash flows from consolidated operations and existing resources, together with the net proceeds received from the offering described in Note 6 below, will be sufficient to meet the Company's operating needs for the next 12 months. The Company may, however, be required to seek additional debt or equity financing to implement its growth strategy. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

NOTE 3  - INVENTORIES

Inventories consisted of the following:

                                                                  June 30, 1998       December 31, 1997
                                                                  -------------       -----------------
Raw Materials and Supplies                                      $     1,853,783          $ 2,285,588
Finished Goods                                                        2,376,568            1,125,625
                                                                  -------------           ----------

     Total Inventories                                          $     4,230,351          $ 3,411,213
                                                                  =============            =========

NOTE 4 - INTANGIBLE ASSETS - PATENT AND DISTRIBUTION RIGHTS AND GOODWILL

           Patents are amortized over the shorter of their estimated useful lives or the life of the patent. The net book value of acquired and developed patents totaled $927,891 as of June 30, 1998. Amortization expense related to patents totaled $50,011 for the six months ended June 30, 1998. Goodwill related to the acquisition of certain subsidiaries is being amortized on a straight line basis over ten years. Amortization expense related to goodwill and other intangible assets totaled $221,087 for the six months ended June 30, 1998.

NOTE 5 - CONVERTIBLE PREFERRED STOCK

           The Company's 10% Series A Convertible Preferred Stock (the "Series A Stock"), which has been issued up to its authorized limit of 3,250,000 shares, was issued at a price of $1.00 per share, with each share of Series A Stock carrying the option to convert into common shares at a rate of $1.50 per share. The Series A Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series A Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares ($1.50 per share) at the Company's option. The dividends in arrears at June 30, 1998 total $1,411,424.
           During the three months ended June 30, 1998, shareholders holding 1,983,000 shares of Series A Stock elected to exercise their right of conversion, leaving 90,000 shares of Series A Stock outstanding at June 30, 1998. Of the 1,983,000 shares converted, 1,933,000 were converted by one shareholder in connection with the public offering, described in Note 6 below. In addition, 20% of the common stock into which the Series A Stock may be converted carries detachable warrants at an exercise price of $2.00 per warrant. During the three months ended June 30, 1998, 13,334 of these warrants were exercised, leaving 8,000 of these warrants unexercised at June 30, 1998.
           At the Annual Meeting of the Company's shareholders held on July 22, 1996, the shareholders of the Company authorized the issuance of up to 2,000,000 shares of preferred stock (the "Board Designated Preferred Stock") with such designations and preferences as the Company's Board of Directors may determine from time to time. On July 23, 1996, the Company issued 531,915 of these shares - designated Series B 10% Convertible Preferred Stock - at an aggregate consideration of $2,500,000, to two existing investors in the Company (the "Series B Stock"). During 1997, the holders of all of the shares of the Series B Stock elected to convert such shares into an aggregate of 265,957 shares of common stock and thus there were no shares of Series B Stock outstanding at June 30, 1998. The Series B Stock carried a dividend rate of 10% per annum, payable in cash and/or shares of common stock (at a rate of $9.40 per share) at the Company's option. The dividend in arrears on the Series B Stock at June 30, 1998 totaled $270,092.
           During 1997, the Company received gross proceeds of $1.0 million from an existing institutional shareholder in connection with a private offering of common and Board Designated Preferred Stock. This resulted in the issuance of 43,750 shares of common stock, together with 144,444 shares of Board Designated Preferred Stock - designated Series C Convertible Preferred
Stock (the "Series C Stock").   The Series C Stock carried a dividend rate of
10% per annum, payable in cash and/or shares at the Company's option. During the three months ended March 31, 1998, the holder of all of the Series C Stock converted such shares into 72,222 shares of common stock and thus there were no shares of Series C Stock outstanding at June 30, 1998. Dividends in arrears on the Series C Stock at June 30, 1998 totaled $49,239. In connection with the issuance of the Series C Stock, the Company issued warrants to purchase 30,993 shares of the Company's common stock at an exercise price of $10.00 per share. The value of these warrants will be accreted over the estimated lives of these warrants (5 years).
           At the Annual Meeting of the Company held on July 21, 1997, the shareholders of the Company approved an increase in the number of shares of Board Designated Preferred Stock reserved for issuance from 2,000,000 to 4,000,000. During 1997, the Company issued a further 12,500 shares of Board Designated Preferred Stock - designated Series D Convertible Preferred Stock - at an aggregate consideration, before associated costs and expenses, of $12,500,000 to three new institutional investors (the "Series D Stock"). The Series D Stock certificate of designation contains provisions which, in certain circumstances outside of the Company's control, could provide the holders of Series D Stock with the ability to redeem their shares. The amount to be paid by the Company in the event of a redemption would be calculated as the greater of (a) 115% of the stated value of the Series D stock plus 4% per annum appreciation provision accrued from the issuance date to the redemption date or
(b) the "parity value" of the shares to be redeemed, which is calculated as the number of shares issuable upon conversion multiplied by the closing price of a share of common stock on the redemption date.
           The Series D Stock carries the option to convert into shares of common stock at a variable rate, based on the stated value for each share of Series D Stock ($1,000) divided by 94% of the prevailing market price at the time of conversion, as calculated based on the lowest five-day average closing bid price per share of Common Stock during a specified period of time, and subject to certain limitations. The extent of the beneficial ownership feature, representing the 6% discount from the market price at the conversion date, a total of $800,000, will be accreted over the earliest period after which all such shares are convertible, or nine months (the "Conversion Period") and was thus largely complete as of June 30, 1998. In addition the Series D Stock agreement contains a provision whereby the stated value of the Series D Stock is to increase by 4% per annum, accruing from the date of issuance until conversion. In connection with the issuance of the Series D Stock, the Company issued 201,614 warrants to purchase the Company's common stock at an exercise price of 130% of the closing price on the issuance date (i.e. $20.16 per share). The fair value of these warrants ($1,200,000) will be accreted over the Conversion Period. Holders of the Series D Stock have limited voting rights and are not entitled to any dividends.

NOTE 6 - ISSUANCE OF COMMON STOCK AND EXERCISE OF WARRANTS

           On May 15, 1998 the Company completed the public offering of 2,400,000 shares of its common stock (the "Offering"), of which 809,097 shares were sold by the Company and 1,590,903 were sold by Trilon Dominion Partners LLC ("Trilon"). As mentioned above, in connection with the Offering, Trilon converted 1,933,000 shares of the Company's Series A Stock into 1,288,667 shares of common stock - see Note 5 "Convertible Preferred Stock". The offering price was $10.00 per share of common stock - see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".
           In addition to the 2,097,764 shares of common stock issued in connection with the Offering (809,097 issued by the Company and 1,288,667 issued to Trilon upon conversion of its Series A Stock), a total of 202,167 additional shares of common stock were issued during the three months ended June 30, 1998: 33,333 shares upon the conversion of 50,000 shares of Series A Stock, 155,500 shares upon the exercise of previously issued stock options and 13,334 shares upon the exercise of previously issued warrants. The exercise of options and warrants resulted in gross proceeds to the Company of $821,355.
           On May 12, 1998 the shares of common stock of the Company were accepted for quotation on the Nasdaq Stock Market's National market under the symbol "EPTG". Prior to the Offering, the shares of common stock of the

Company were included on the Nasdaq Stock Market's SmallCap Market under the symbol "EPTG".

NOTE 7 - NET LOSS PER COMMON SHARE

           Net loss per common share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares and common shares outstanding during the period.
           In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which was adopted by the Company effective for the year ended December 31, 1997, as required by the statement. For the periods ended June 30, 1998 and 1997, the potential common shares have an antidilutive effect on the net loss per common share for common shareholders. Accordingly, diluted net loss per common share for common shareholders has not been presented. All loss per common share and share figures have been adjusted to reflect the 1-for-2 reverse stock split approved by shareholders on March 13, 1998.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

           In June, 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which was adopted by the Company effective January 1, 1998, as required by the statement. The total comprehensive loss for the three months ended June 30, 1998 and 1997 was $788,055 and $1,572, 441 respectively, and for the six months ended June 30, 1998 and 1997 was $2,436,440 and $3,087,328 respectively. The adjustment to arrive at the total comprehensive loss for each period consists of foreign currency translation.
           In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which was adopted by the Company effective for the year beginning January 1, 1998, as required by the statement. This statement does not require adoption in interim financial statements in the initial year of adoption.

NOTE 9 - SUBSEQUENT EVENTS

           In July 1998, the Company, through its Spanish subsidiary Fabbri, finalized with Bank Santander an unsecured line of credit of Spanish PTS 275,000,000 ($1,800,000 at an exchange rate of PTS153:$1). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".
           As had been indicated in the Company's prospectus issued in connection with the Offering, the Company is in the process of finalizing the details of its future UK banking facilities. It expects to complete this during the third quarter of 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

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

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

           Sales. Sales increased from $8,900,000 in the six months ended June 30, 1997 to $16,371,000 in the six months ended June 30, 1998, an increase of $7,471,000 or 84%. Sales of processing aids and related activities in the US and Europe increased from $1,008,000 in the six months ended June 30, 1997 to $3,829,000 in the six months ended June 30, 1998, an increase of $2,821,000 or 280%. Sales of US packaging materials increased from $1,356,000 in the six months ended June 30, 1997 to $1,823,000 in the six months ended June 30, 1998, an increase of $467,000 or 34.4%. Sales of UK and European packaging materials grew from $6,536,000 in the six months ended June 30, 1997 to $10,719,000 in the six months ended June 30, 1998, an increase of $4,183,000 or 64%.
           The increase in sales of processing aids and related activities was mainly due to growth in revenues at the Company's Newcorn joint venture. This is the first year in which Newcorn had sales of its fresh-cut corn products in the winter season. Increased sales activities resulted in Newcorn gaining a number of national accounts. The Company currently expects that Newcorn's fresh-cut corn products will begin to be marketed under the Green Giant
Fresh(R) brand during the third quarter, although there can be no assurance that such in fact will occur. The Company also expects that Newcorn will relocate into new facilities on the west coast, which the Company believes will significantly increase capacity and improve operational efficiencies. The Company is continuing to focus on the sale and development of its processing aid technologies, particularly with respect to corn, potatoes and apples. Product testing continues, and in some cases has been expanded or accelerated, and significant costs have been incurred to date which have yet to yield material revenues. Some of the initial results of this work are evidenced by agreements with Potandon Produce LLC and Farmington Fresh as well as the recently announced agreement between Newcorn and Sholl for the creation of Freshcorn LLC and the license of the Green Giant Fresh (R) brand on the Company's fresh-cut corn products. The Company believes that these agreements have the potential to result in increased sales in the future, although there can be no assurance that this will be the case.
           The growth in the U.S. packaging materials business was principally attributable to internal growth of the Company's Respire (R) brand products, together with sales of perforated film. The sales increase in the U.K. and Europe of packaging materials was principally attributable to the inclusion of results of operations of Fabbri Artes Graficas

Valencia S.A., ("Fabbri"), which was acquired in December 1997.
           Gross Profit. Gross profit increased from $868,000 in the six months ended June 30, 1997 to $2,932,000 in the six months ended June 30, 1998, an increase of $2,064,000 or, as a percentage of sales, from 9.8% to 17.9%.
This increase was principally due to (i) the inclusion of results of operations of Fabbri which was acquired in December 1997, (ii) higher margins at the Company's U.K. packaging operation following the completion in 1997 of the reorganization of the Company's Runcorn and Gainsborough facilities, (iii) higher margins on the sales of U.S. packaging materials and (iv) higher margins at Newcorn. Gross profit from period to period may continue to be impacted by variations in product mix. Management believes changes in prices of raw materials for its products have not had a material effect on the Company's results of operations; however, as the Company's business becomes more reliant upon sales of its processing aids and related activities, results of operations may be more susceptible to the effects of changing prices due to the pricing of certain kinds of produce, as well as ingredients used in the Company's processing aids.
           Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $2,704,000 in the six months ended June 30, 1997 to $3,764,000 in the six months ended June 30, 1998, an increase of $1,060,000 or 39%. This increase was due primarily (i) to incremental expenses from the inclusion of Fabbri and California Microbiological Consulting, Inc. ("CMC"), both of which were acquired after the first quarter of 1997, (ii) the continuing and accelerating development of the Company's sales and marketing efforts, particularly in the area of sales of processing aids and related activites for potatoes, corn and apples, and (iii) other costs, including the appointment of additional personnel.
           Research and Development Costs. Research and development costs increased from $585,000 in the six months ended June 30, 1997, to $790,000 in the six months ended June 30, 1998, an increase of $205,000 or 35%. This reflects increased costs of scientific activities related to sales efforts for large potential customers, principally related to carrots, broccoli, mushrooms and perforated films. The Company expects that research and development costs will continue at no less than recent levels and may increase.
           Depreciation and Amortization. Depreciation and amortization increased from $602,000 in the six months ended June 30, 1997, to $805,000 in the six months ended June 30, 1998, an increase of $203,000 or 34%. This is a result of six months of depreciation expense for Fabbri, as well as from capital expenditures at Newcorn and EPL Flexible subsequent to the first six months of 1997. Amortization expense increased due to the acquisition of CMC and Twin Gardens, which occurred subsequent to the first six months of 1997, offset in part by the completion at December 31, 1997 of the amortization of distribution rights.
           Loss from Operations. Loss from operations decreased from $3,023,000 in the six months ended June 30, 1997 to $2,427,000 in the six months ended June 30, 1998, a decrease of $596,000 or 19.7%. The decrease was principally due to the increase in the gross profit as a percentage of sales, together with an increase in total sales. In addition, total operating expenses, excluding depreciation and amortization, increased at a lower rate than the growth in sales, as reflected in the decrease of operating expenses as a percentage of sales, from 37% in 1997 to 28% in 1998. This reflects improved leveraging of the Company's infrastructure through the expansion of the Company's business.
           Accretion, Discount and Dividends on Preferred Stock. The accretion, discount and dividends on preferred stock increased from $319,000 in the six months ended June 30, 1997 to $2,354,000 in the six months ended June 30, 1998, an increase of $2,035,000. The increase principally reflects the amortization of the beneficial conversion features of the Series D Stock, accretion of the fair value of warrants issued concurrently with the issuance of the Series D Stock, and a provision representing a 4% per annum appreciation on the stated value of the Series D Stock while the Series D Stock remains outstanding. The amortization and accretion charges, which commenced in the fourth quarter of 1997, are now largely complete.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

           Sales. Sales increased from $5,111,000 in the three months ended June 30, 1997 to $9,136,000 in the three months ended June 30, 1998, an increase of $4,025,000 or 79%. Sales of processing aids and related activities in the US and Europe increased from $887,000 in the three months ended June 30, 1997 to $2,848,000 in the three months ended June 30, 1998, an increase of $1,961,000 or 221%. Sales of US packaging materials increased from $604,000 in the three months ended June 30, 1997 to $999,000 in the three months ended June 30, 1998, an increase of $395,000 or 65%. Sales of UK and European packaging materials grew from $3,620,000 in the three months ended June 30, 1997 to $5,289,000 in the three months ended June 30, 1998, an increase of $1,669,000 or 46%.
            The increase in sales of processing aids and related activities was mainly due to growth in revenues at the Company's Newcorn joint venture. This is the first year in which Newcorn had sales of its fresh-cut corn products in
the winter season, which continued into the second quarter.   Increased sales
activities resulted in Newcorn gaining a number of national accounts. The Company currently expects that Newcorn's fresh-cut corn products will begin to be marketed under the Green Giant Fresh (R) brand during the third quarter, although there can be no assurance that such in fact will occur. The Company also expects that Newcorn will relocate into new facilities on the west coast, which the Company believes will significantly increase capacity and improve operational efficiencies The Company is continuing to focus on the sale and development of its processing aid technologies, particularly with respect to corn, potatoes and apples. Product testing continues, and in some cases has been expanded or accelerated, and significant costs have been incurred to date which have yet to yield material revenues. Some of the initial results of this work are evidenced by agreements with Potandon Produce LLC and Farmington Fresh as well as the recently announced agreement between Newcorn and Sholl for the creation of Freshcorn LLC and the license of the Green Giant Fresh(R) brand on the Company's fresh-cut corn products. The Company believes that these agreements have the potential to result in increased sales in the future, although there can be no assurance that this will be the case.
           The growth in the U.S. packaging materials business was principally attributable to internal growth of the Company's Respire(R) brand products, together with sales of perforated film. The sales increase in the U.K. and Europe of packaging materials was principally attributable to the inclusion of results of operations of Fabbri, which was acquired in December 1997.
           Gross Profit. Gross profit increased from $468,000 in the three months ended June 30, 1997 to $1,772,000 in the three months ended June 30, 1998, an increase of $1,304,000 or, as a percentage of sales, from 9.1% to 19.4%. This increase was principally due to (i) the inclusion of results of operations of Fabbri, (ii) higher margins on the sales of U.S. packaging materials, (iii) higher margins at Newcorn and (iv) higher margins at the Company's U.K. packaging operation following the completion in 1997 of the reorganization of the Company's Runcorn and Gainsborough facilities Gross profit from period to period may continue to be impacted by variations in product mix. Management believes changes in prices of raw materials for its products have not had a material effect on the Company's results of operations; however, as the Company's business becomes more reliant upon sales of its processing aids, results of operations may be more susceptible to the effects of changing prices due to the pricing of certain kinds of produce, as well as ingredients used in the Company's processing aids.
           Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $1,500,000 in the three months ended June 30, 1997 to $1,881,000 in the three months ended June 30, 1998, an increase of $381,000 or 25%. This increase was due primarily to (i) incremental expenses from the inclusion of Fabbri and CMC, both of which were acquired after the second quarter of 1997, (ii) the continuing and accelerating development of the Company's sales and marketing efforts, particularly in the area of sales of processing aids and related activites for potatoes, corn and apples, and (iii) other costs, including the appointment of additional personnel.
           Research and Development Costs. Research and development costs increased from $266,000 in the three months ended June 30, 1997, to $369,000 in the three months ended June 30, 1998, an increase of $103,000 or 39%. This reflects increased costs of scientific activities related to sales efforts for large potential customers, principally related to carrots, broccoli, mushrooms and perforated films. The Company expects that research and development costs will continue at not less than recent levels and may increase.
           Depreciation and Amortization. Depreciation and amortization increased from $318,000 in the three months ended June 30, 1997, to $415,000 in the three months ended June 30, 1998, an increase of $97,000 or 31%. This is a result of a full quarter of depreciation expense for Fabbri, as well as from the previous capital expenditures at Newcorn and EPL Flexible subsequent to the second quarter of 1997. Amortization expense increased due to the acquisition of CMC and Twin Gardens, which occurred subsequent to the second quarter of 1997, offset in part by the completion at December 31, 1997 of amortization of distribution rights.
           Loss from Operations. Loss from operations decreased from $1,616,000 in the three months ended June 30, 1997 to $893,000 in the three months ended June 30, 1998, a decrease of $723,000 or 45%. The decrease was principally due to the increase in sales and gross profit, together with the increase in the gross profit percentage. In addition, total operating expenses, excluding depreciation and amortization, increased at a lower rate than the growth in sales, as reflected in the decrease of operating expenses as a percentage of sales, from 35% in 1997 to 25% in 1998. This reflects the leveraging of the Company's infrastructure through the expansion of the Company's business.
           Accretion, Discount and Dividends on Preferred Stock. The accretion, discount and dividends on preferred stock increased from $195,000 in the three months ended June 30, 1997 to $1,003,000 in the three months ended June

30, 1998, an increase of $808,000. The increase principally reflects the amortization of the beneficial conversion features of the Series D Stock, accretion of the fair value of warrants issued in connection with the issuance of the Series D Stock, and a provision representing a 4% per annum appreciation on the stated value of the Series D Stock while the Series D Stock remains outstanding. The amortization and accretion charges, which commenced in the fourth quarter of 1997, are now largely complete.

YEAR 2000 COMPLIANCE

           The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in manufacturing, product development, financial business systems and various administrative functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification or even possibly replacement of such source code or applications will be necessary. The Company is currently in the process of completing its identification of software applications that are not "Year 2000" compliant and expects to begin to make appropriate responses to address any issue identified by the end of 1998. Given the information known at this time about the Company's systems, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems as necessary, it is currently not anticipated that these "Year 2000" costs will have any material adverse effect on the Company's business, financial condition or results of operations. However, the Company is still in the preliminary stages of analyzing its software applications and, to the extent they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update software, or potential systems interruptions, would not have a material adverse effect on the Company's business, financial condition or results of operations. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. To minimize the likelihood of such material financial risk, the Company expects to be able to allocate sufficient resources to resolve any significant Year 2000 issues in a timely manner.

LIQUIDITY AND CAPITAL RESOURCES

           At June 30, 1998, the Company had $7,030,000 in cash and short term investments, compared with $3,757,000 at December 31, 1997, an increase of $3,273,000. During the six months ended June 30, 1998, $2,444,000 was used in operating activities. In addition, a net $1,943,000 was used in investing activities to purchase fixed assets, mainly in support of the corn and potato businesses, but also in connection with the UK and European packaging businesses. The increase in cash used in operating activities of $811,000 in the six months ended June 30, 1998 compared to the same period in 1997 reflects increased working needs as the business has grown, offset by a lower net loss and higher noncash expenditures.
           Total financing activities during the six months ended June 30, 1998 provided $7,660,000, compared with $2,585,000 provided in the same period in 1997. In 1998 $6,726,000 was raised in net proceeds from the public offering described below, together with $852,000 raised from the exercise of previously issued stock options and warrants.
           At June 30, 1998, the Company had warrants outstanding and exercisable to purchase 284,132 shares of common stock at a weighted average price of $16.72 per share, which, if exercised, would provide the Company with gross proceeds of approximately $4,750,000. In addition, at June 30, 1998, the Company had 1,734,875 options outstanding and exercisable to purchase shares of common stock at a weighted average price of $9.48 per share, which, if exercised, would provide the Company with gross proceeds of up to approximately $16,447,000. There can be no assurance that any such warrants or options in fact will be exercised. At June 30, 1998, commitments for capital expenditures totalled $640,000, primarily in Newcorn.
           On May 15, 1998 the Company completed the public offering of 2,400,000 shares of its common stock (the "Offering"), of which 809,097 shares were sold by the Company and 1,590,903 were sold by Trilon Dominion Partners LLC ("Trilon"). In connection with the Offering, Trilon converted 1,933,000 shares of the Company's Series A Stock into 1,288,667 shares of common stock, leaving 90,000 shares of Series A Stock issued and outstanding as at June 30, 1998 - see Note 5 above. The Offering price was $10.00 per share of common stock. As detailed below, the Company expects to use approximately $1,853,000 of the net proceeds of the Offering to repay outstanding borrowings under the U.K. Credit Facility, and the remainder to make additional capital expenditures in its corn, potato and packaging businesses and for working capital and general corporate purposes, including the possibility that the Company may use a portion of the net proceeds of the Offering for the acquisition of businesses, products and technologies that are complementary to those of the Company (for which additional equity or debt financing may be required).

           The Company, through its subsidiary EPL Technologies (Europe) Limited ("EPL Europe"), has a line of credit in the amount of 150,000 pound sterling ($250,695 at an exchange rate of 1 pound sterling:$1.67) with the Bank of Scotland as part of its credit facility for its U.K. operations (the "U.K. Credit Facility"). There were no amounts outstanding under this facility at June 30, 1998. The U.K. Credit Facility also contains a term loan and a revolving facility, under which 710,000 pound sterling ($1,186,623 at an exchange rate of 1 pound sterling:$1.67) and 400,000 pound sterling ($668,520 at an exchange rate of 1 pound sterling:$1.67), respectively, were outstanding as of June 30, 1998. The U.K. Credit Facility is secured by the assets of the Company's U.K. subsidiaries. The Company is in the process of negotiating new credit facilities with the Bank of Scotland and has deposited with the Bank of Scotland sufficient proceeds from the Offering to repay the outstanding amounts under the term loans and the revolving facility. While the term loans will be terminated upon formal repayment, the Company has requested that the revolving facility, in the amount of 400,000 pound sterling ($668,520 at an exchange rate of 1 pound sterling:$1.67), would remain available for future borrowings. In addition, the line of credit would be increased by 100,000 pound sterling to 250,000 pound sterling ($417,500 at an exchange rate of 1 pound sterling:$1.67). The Company expects to formally complete the new credit facilities during the third quarter. The existing UK Credit Facility contains certain covenants applicable to the results of operation of the businesses of EPL Europe and its subsidiaries, which provide for maintenance of minimum earnings before income taxes and cash flows to interest expense ratios. In addition, in July 1998, the Company, through its Spanish subsidiary Fabbri, finalized with Bank Santander an unsecured line of credit for Spanish PTS 275,000,000 ($1,800,000 at an exchange rate of PTS153:$1). This line of credit will be used for working capital and other purposes.
           Historically, the Company's revenues have not been sufficient to fund the development of the Company's business, and thus it has had to finance its operating losses externally principally through equity financing. The Company's management believes that cash flows from consolidated operations and existing resources, together with the net proceeds of the Offering, will be sufficient to meet the Company's operating needs for the next twelve months.
The Company may, however, be required to seek additional debt or equity financing to implement its growth strategy.

FORWARD LOOKING STATEMENTS

           The discussions above include certain forward looking statements regarding the Company's expectations of gross margin, expenses, market penetration, success in obtaining large new customers, possible acquisitions, access to capital, new product introduction, trends affecting the Company's financial condition or results of operations, the Company's financing plans, the Company's business and growth strategies, and the use of the net proceeds to the Company of the recently completed Offering. Actual results may vary materially from such expectations. Meaningful factors that might affect such results include: a) the Company's needs for capital, including for acquisitions, which needs have been and are expected to continue to be substantial, and its potential inability to obtain additional financing on satisfactory terms, b) the Company's product development and sales process, which is lengthy and resource intensive, c) the uncertainty of demand for, or the market acceptance of, the Company's products and services, d) the Company's limited resources and experience in marketing and selling its products and services, e) financial and personnel resource requirements and potential difficulties in cross-marketing and managing multiple product lines, f) the Company's potential inability to identify and acquire acceptable acquisition targets, to the extent necessary to fulfill its expansion plans, and its potential inability to successfully integrate any such acquisitions into its operations, g) potential product obsolescence and short product life cycles, h) potential competition, particularly in the market for produce packaging, from companies with greater financial, management and other resources, i) the unpredictability and volatility of the market for agricultural products, j) changes in U.S. and foreign regulation, k) difficulty with research and development activities regarding new products, including extension of necessary time periods or increase in expense for product introduction, l) potential difficulties in obtaining or protecting intellectual property rights or the infringement of proprietary or other rights of the Company by third parties, m) raw material availability and pricing, n) loss of services of key employees of the Company and o) delays in the Company's ability to relocate its Newcorn processing facilities, as well as other information contained in the Company's filings with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

ITEM  5.   OTHER INFORMATION.

                None


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.

           a)   Exhibits

                Exhibit 11.0 - Computation of Loss per share


           b)   Reports on Form 8-K

                On May 18, 1998 the Company filed a report on Form 8-K, under
                Item 5 thereof, in connection with the execution by NewCorn Co. LLC, an entity in which the Company has a 51% ownership interest, of a trademark sublicense agreement with the Sholl Group II, Inc. and the formation of Freshcorn LLC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EPL TECHNOLOGIES, INC.




Date:     August 7, 1998                    /s/ PAUL L. DEVINE
                                            ---------------------------------------------
                                            Paul L. Devine
                                            Chairman and President
                                            (Principal Executive Officer)




Date:     August 7, 1998                    /s/ BRUCE M. CROWELL
                                            ---------------------------------------------
                                            Bruce M. Crowell
                                            Vice President and Chief Financial Officer
                                            (Principal Financial Officer)




Date:     August 7, 1998                    /s/  TIMOTHY B. OWEN
                                            --------------------------------------------
                                            Timothy B. Owen
                                            Secretary and Treasurer
                                            (Principal Accounting Officer)