Form 10-Q
period 1998-09-30
EPL TECHNOLOGIES INC
filed 1998-11-13
CIK 945269

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the Quarter Ended SEPTEMBER 30, 1998

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

                      11,455,545 shares of $0.001 par value
                common stock outstanding as of October 31, 1998.

                             EPL TECHNOLOGIES, INC.

                                      INDEX


                                                                                       Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                 A.  CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997                     1

                 B.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30,
                     1998 AND 1997                                                      2

                 C.  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997              3

                 D.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               4


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                           8
            CONDITION AND RESULTS OF OPERATIONS.





                           PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         14

ITEM 5.     OTHER INFORMATION                                                           14

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                           14

            SIGNATURES.                                                                 15

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                                               1998               1997
                                                                                          ------------        ------------
                                                                                             (Unaudited)        (Audited)
                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                                $   6,003,647       $   3,756,956
Accounts receivable, net                                                                     5,472,169           5,382,125
Inventories                                                                                  4,505,636           3,411,213
Prepaid expenses and other current assets                                                    1,456,085           1,060,506
                                                                                          ------------        ------------
      TOTAL CURRENT ASSETS                                                                  17,437,537          13,610,800
                                                                                         -------------         -----------

PROPERTY AND EQUIPMENT, NET                                                                 10,849,793           8,145,543

OTHER ASSETS
Patent and distribution rights, net                                                          1,007,506             977,903
Goodwill                                                                                     3,025,060           3,247,229
Other intangibles, net                                                                         191,092             218,480
                                                                                            ----------        ------------
    TOTAL OTHER ASSETS                                                                       4,223,658           4,443,612
                                                                                          ------------         -----------

        TOTAL ASSETS                                                                    $   32,510,988        $ 26,199,955
                                                                                         =============         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                        $    4,729,298      $   4,738,369
Accrued expenses                                                                             1,028,577          1,147,597
Other liabilities                                                                              623,955            815,280
Current portion of long-term debt                                                              713,314            396,070
                                                                                            ----------       ------------
      TOTAL CURRENT LIABILITIES                                                              7,095,144          7,097,316

LONG TERM DEBT                                                                               3,937,871          1,791,903

DEFERRED INCOME TAXES                                                                           79,352             77,964
                                                                                           -----------      --------------
    TOTAL LIABILITIES                                                                       11,112,367          8,967,183
                                                                                            ----------       ------------

Convertible Series D Preferred Stock                                                        12,930,322         10,617,346

SHAREHOLDERS' EQUITY
Convertible Series A Preferred Stock                                                            65,000          2,073,000
Convertible Series C Preferred Stock                                                                 0                144
Common Stock                                                                                    11,454              9,048
Additional paid-in capital                                                                  38,265,003         28,697,761
Accumulated deficit                                                                        (30,411,460)       (24,206,954)
Foreign currency translation adjustment                                                        538,302             42,427
                                                                                         -------------        -----------
    TOTAL SHAREHOLDERS' EQUITY                                                               8,468,299          6,615,426
                                                                                           -----------          ----------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $   32,510,988     $   26,199,955
                                                                                          ============        ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         NINE MONTHS ENDED                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,                           SEPTEMBER 30,
                                                      1998                1997                 1998                1997
                                                   ------------        ------------        ------------        ------------
Sales                                              $ 24,776,127        $ 14,047,404        $  8,405,355        $  5,147,600

Cost of sales                                        20,667,917          12,604,440           7,228,744           4,572,780
                                                   ------------        ------------        ------------        ------------

Gross profit                                          4,108,210           1,442,964           1,176,611             574,820

Selling, general and administrative expenses          5,412,253           4,437,477           1,647,993           1,733,442

Research and development costs                        1,115,402             869,067             325,614             284,064

Depreciation and amortization                         1,266,416             931,359             461,442             328,894
                                                   ------------        ------------        ------------        ------------

Net loss from operations                             (3,685,861)         (4,794,939)         (1,258,438)         (1,771,580)

Interest expense, net                                    (6,869)             84,488             (21,442)             35,947

Minority interest                                             0            (212,672)                  0            (136,062)
                                                   ------------        ------------        ------------        ------------

Net loss                                           $ (3,678,992)       $ (4,666,755)       $ (1,236,996)       $ (1,671,465)

Deduct:
   Accretion, discount and dividends on               2,618,727             411,139             265,073              92,230
                                                   ------------        ------------        ------------        ------------
   preferred stock

Net loss for common shareholders                   $ (6,297,719)       $ (5,077,894)       $ (1,502,069)       $ (1,763,695)
                                                   ============        ============        ============        ============

Loss per common share                              $      (0.61)       $      (0.62)       $      (0.13)       $      (0.20)
                                                   ============        ============        ============        ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                                       1998               1997
                                                                    -----------        -----------

OPERATING ACTIVITIES:
        Net loss                                                    $(3,678,992)       $(4,666,755)
        Adjustments to reconcile net loss to net cash
          Used in operating activities:                               1,179,784            918,481
        Gain on foreign currency translation                            232,536             27,788
        Minority interest                                                     0           (212,672)
        Changes in assets and liabilities                            (1,843,063)            75,886
                                                                    -----------        -----------

                  Net cash (used) in operating activities            (4,109,735)        (3,857,272)
                                                                    -----------        -----------

INVESTING ACTIVITIES:
        Purchase of fixed assets                                     (3,423,782)          (776,919)
        Proceeds from sale of fixed assets                               15,370             15,658
                                                                    -----------        -----------

                  Net cash (used) in investing activities            (3,408,412)          (761,261)
                                                                    -----------        -----------

FINANCING ACTIVITIES:
        Proceeds from the exercise of options/warrants                  852,018          1,388,454
        Proceeds from issuance of common stock, net                   6,726,190          1,251,980
        Proceeds from issuance of preferred stock, net                        0            623,998
        Proceeds from long term debt/net borrowings                   3,069,534          1,086,495
        Repayment of long term debt                                    (882,904)          (206,212)
                                                                    -----------        -----------

                  Net cash provided from financing activities         9,764,838          4,144,715
                                                                    -----------        -----------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                      2,246,691           (473,818)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          3,756,956          1,639,567
                                                                    -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 6,003,647        $ 1,165,749
                                                                    ===========        ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING ACTIVITIES:
        Accretion of warrants, discount, increased value and
          issuance costs related to preferred stock                 $ 2,528,400        $    72,222





The accompanying notes are an integral part of these condensed consolidated financial statements.

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

        The financial information has been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Moreover, the results of operations for the nine months and three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. At this stage of the Company's development, month to month and quarter to quarter anomalies in operating results should be expected. This information must also be read in connection with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997.

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

        During the third quarter NewcornCo LLC, an entity in which the Company has a 51% ownership interest ("Newcorn"), relocated its processing facilities to a new 74,000 sq ft facility located in Camarillo, California. In October 1998, Newcorn received formal approval from The Sholl Group II, Inc. ("Sholl"), exclusive licensee of the "Green Giant(R) Fresh" brand from the Pillsbury Company, of its new facility. Following this approval, shipments of fresh-cut corn under the "Green Giant(R) Fresh" brand commenced in late October 1998. The Company has announced that work is continuing on a second new 35,000 sq ft fresh-cut corn processing facility in the Midwest and that, subject to the approval of this facility as well, it expects to begin shipping "Green Giant(R) Fresh" corn products from this facility near the end of 1998. The Company also announced the relocation of its fresh-cut potato processing activities from a previously approved, outsourced, co-packer facility in Sacramento, California to the new produce processing facility in Camarillo, California.


        The Company's management believes that cash flows from consolidated operations and existing resources, together with the remaining proceeds received from the Company's public offering completed in May 1998, will be sufficient to meet the Company's operating needs for the next 12 months. Although not currently expecting to conduct any near term equity financing, the Company may be required to seek, refinance or structure additional debt or equity financing to implement its growth strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

NOTE 3  - INVENTORIES

Inventories consisted of the following:

                                 September 30, 1998      December 31, 1997
  Raw Materials and Supplies      $  2,381,853           $ 2,285,588
  Finished Goods                     2,123,783             1,125,625
                                    ----------             ---------

       Total Inventories          $  4,505,636           $ 3,411,213
                                    ==========             =========

NOTE 4 - CONVERTIBLE PREFERRED STOCK

            The Company's 10% Series A Convertible Preferred Stock (the "Series A Stock"), which has been issued up to its authorized limit of 3,250,000 shares, was issued at a price of $1.00 per share, with each share of Series A Stock carrying the option to convert into common shares at a rate of $1.50 per share. The Series A Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series A Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares (at a rate of $1.50 per share) at the Company's option. The dividends in arrears at September 30, 1998 total $1,413,097.

            During the three months ended September 30, 1998, shareholders holding 25,000 shares of Series A Stock elected to convert such shares into 16,667 shares of common stock, leaving 65,000 shares of Series A Stock outstanding at September 30, 1998. Substantially all of the other previously outstanding shares of Series A Stock were converted in connection with the May 1998 public offering. In addition, 20% of the common stock into which the Series A Stock may be converted carries detachable warrants at an exercise price of $2.00 per warrant. No warrants were exercised during the three months ended September 30, 1998, leaving 8,000 of these warrants unexercised at September 30, 1998.

            At the Annual Meeting of the Company's shareholders held on July 22, 1996, the shareholders of the Company authorized the issuance of up to 2,000,000 shares of preferred stock (the "Board Designated Preferred Stock") with such designations and preferences as the Company's Board of Directors may determine from time to time. On July 23, 1996, the Company issued 531,915 of these shares
- designated Series B 10% Convertible Preferred Stock - at an aggregate consideration of $2,500,000, to two existing institutional investors in the Company (the "Series B Stock"). During 1997, the holders of all of the shares of the Series B Stock elected to convert such shares into an aggregate of 265,957 shares of common stock and thus there were no shares of Series B Stock outstanding at September 30, 1998. The Series B Stock carried a dividend rate of 10% per annum, payable in cash and/or shares of common stock (at a rate of $9.40 per share) at the Company's option. The dividend in arrears on the Series B Stock at September 30, 1998 totaled $270,092.

            During 1997, the Company received gross proceeds of $1.0 million from an existing institutional shareholder in connection with a private offering of common and Board Designated Preferred Stock. This resulted in the issuance of 43,750 shares of common stock, together with 144,444 shares of Board Designated Preferred Stock - designated Series C Convertible Preferred Stock (the "Series C Stock"). The Series C Stock carried a dividend rate of 10% per annum, payable in cash and/or shares (at a rate of $9.00 per share) at the Company's option. During the three months ended March 31, 1998, the holder of all of the Series C Stock converted such shares into 72,222 shares of common stock and thus there were no shares of Series C Stock outstanding at September 30, 1998. Dividends in arrears on the Series C Stock at September 30, 1998 totaled $49,239. In connection with the issuance of the Series C Stock, the Company issued warrants to purchase 30,993 shares of the Company's common stock at an exercise price of $10.00 per share. The value of these warrants is being accreted over the estimated lives of these warrants (5 years).

            At the Annual Meeting of the Company held on July 21, 1997, the shareholders of the Company approved an increase in the number of shares of Board Designated Preferred Stock reserved for issuance from 2,000,000 to 4,000,000. During 1997, the Company issued a further 12,500 shares of Board Designated Preferred Stock - designated Series D Convertible Preferred Stock - at an aggregate consideration, before associated costs and expenses, of $12,500,000 to three new institutional investors (the "Series D Stock"). The Series D Stock certificate of designation contains provisions which, in certain circumstances outside of the Company's control, could provide the holders of Series D Stock with the ability to redeem their shares. The amount to be paid by the Company in the event of a redemption would be calculated as the greater of
(a) 115% of the stated value of the Series D stock plus the effect of the 4% per annum appreciation provision, accrued from the issuance date to the redemption date or (b) the "parity value" of the shares to be redeemed, which is calculated as the number of shares issuable upon conversion multiplied by the closing price of a share of common stock on the redemption date.

            The Series D Stock carries the option to convert into shares of common stock at a variable rate, based on the stated value for each share of Series D Stock ($1,000) divided by 94% of the prevailing market price at the time of conversion, as calculated based on the lowest five-day average closing bid price per share of Common Stock during a specified period of time, and subject to certain limitations as set forth in the designations for the Series D Stock. The extent of the beneficial ownership feature, representing the 6% discount from the market price at the conversion date, a total of $800,000, was to be accreted over the earliest period after which all such shares are convertible, or nine months (the "Conversion Period") and was thus complete as of September 30, 1998. In addition, the Series D Stock agreement contains a provision whereby the stated value of the Series D Stock is to increase by 4% per annum, accruing from the date of issuance until conversion. In connection with the issuance of the Series D Stock, the Company issued 201,614 warrants to purchase the Company's common stock at an exercise price of 130% of the closing price on the issuance date (i.e. $20.16 per share). The fair value of these warrants ($1,200,000) was accreted over the Conversion Period and is thus complete. Holders of the Series D Stock have limited voting rights and are not entitled to any dividends.

NOTE 5 - ISSUANCE OF COMMON STOCK AND EXERCISE OF WARRANTS

                 The only shares of common stock issued during the three months ended September 30, 1998 were the 16,667 shares issued upon conversion of 25,000 shares of Series A Stock, as mentioned above.

                 At a meeting of the Company's shareholders held on September 29, 1998, shareholders approved the Company's 1998 Stock Incentive Plan, as amended and restated (the "1998 Plan"). Under the 1998 Plan, 850,000 shares of common stock are reserved for issuance. The minimum exercise price for options granted to its existing executives and employee directors under the 1998 Plan is $14.00 per share and all options granted under the 1998 Plan must be granted at a premium to market price. In addition, options granted under the 1998 Plan cannot be repriced without shareholder approval.

NOTE 6 - NET LOSS PER COMMON SHARE

            Net loss per common share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares and common shares outstanding during the period.

            In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which was adopted by the Company effective for the year ended December 31, 1997, as required by the statement. For the periods ended September 30, 1998 and 1997, the potential common shares have an antidilutive effect on the net loss per common share for common shareholders. Accordingly, diluted net loss per common share for common shareholders has not been presented. All loss per common share and share figures have been adjusted to reflect the 1-for-2 reverse stock split approved by shareholders on March 13, 1998.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

            In June, 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which was adopted by the Company effective January 1, 1998, as required by the statement. The total comprehensive loss for the three months ended September 30, 1998 and 1997 was $746,736 and $1,766,511 respectively, and for the nine months ended September 30, 1998 and 1997 was $3,183,117 and $4,853,839 respectively. The adjustment to arrive at the total comprehensive loss for each period consists of foreign currency translation.

            In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which was adopted by the Company effective for the year beginning January 1, 1998, as required by the statement. This statement does not require adoption in interim financial statements in the initial year of adoption.


NOTE 8 - SUBSEQUENT EVENTS

            The Company, through its subsidiary EPL Technologies (Europe) Limited, has agreed in principle to changes in the Company's banking facilities in the UK. While the term loans of pound sterling710,000 ($1,207,000 at an exchange rate of pound sterling1:$1.70) will be terminated upon repayment, the Company and the Bank have agreed that the revolving facility in the amount of pound sterling400,000 ($680,000 at an exchange rate of pound sterling1:$1.70) would remain available for future borrowings. In addition, the line of credit will be increased by pound sterling100,000 to pound sterling250,000 ($425,000 at an exchange rate of pound sterling1:$1.70). No amounts were outstanding under the revolving facility or the line of credit, the revolving facility having been repaid during the three months ended September 30, 1998. The Company expects during the fourth quarter to formally complete the changes to the credit facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

            In October 1998, Newcorn received formal approval from The Sholl Group II, Inc., exclusive licensee of the "Green Giant (R) Fresh" brand from the Pillsbury Company, of Newcorn's new produce processing facility, located in Camarillo, California. Following this approval, shipments of fresh-cut corn under the "Green Giant(R) Fresh" brand commenced in late October 1998. The Company also announced that work was continuing on a second new 35,000 sq ft fresh-cut corn processing facility in the Midwest and that, subject to the approval of this facility as well, Newcorn expects to begin shipping "Green Giant(R) Fresh" corn products from this facility by the end of 1998. The Company further announced the relocation of its fresh-cut potato processing activities from a previously approved, outsourced, co-packer facility in Sacramento, California, to the new produce processing facility in Camarillo, California.

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

            Management is continually searching for new ways to market its products and services and expand operations, both internally and, where appropriate, through strategic and opportunistic acquisitions. There can, however, be no assurance that any acquisition will in fact be consummated or that any discussions will result in any transaction being consummated.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

            Sales. Sales increased from $14,047,000 in the nine months ended September 30, 1997 to $24,776,000 in the nine months ended September 30, 1998, an increase of $10,729,000 or 76%. Sales of processing aids and related activities increased from $2,098,000 in the nine months ended September 30, 1997 to $6,810,000 in the nine months ended September 30, 1998, an increase of $4,712,000 or 225%. Sales of US packaging materials increased from $2,048,000 in the nine months ended September 30, 1997 to $2,608,000 in the nine months ended September 30, 1998, an increase of $560,000 or 27%. Sales of UK and European packaging materials grew from $9,901,000 in the nine months ended September 30, 1997 to $15,358,000 in the nine months ended September 30, 1998, an increase of $5,457,000 or 55%.

            The increase in sales of processing aids and related activities was mainly due to the growth in revenues at Newcorn. This is the first year in which Newcorn had sales of its fresh-cut corn products in the winter months. Increased sales activities resulted in Newcorn gaining a number of national accounts. During the third quarter of 1998 Newcorn relocated its West Coast operations into a new 74,000 sq ft facility in Camarillo, California. In October 1998, the Company received formal approval from Sholl, the exclusive licensee of the "Green Giant(R) Fresh" brand name from the Pillsbury Company, to sell fresh-cut corn processed at this new facility under the "Green Giant(R) Fresh" brand. Management expects that sales of fresh-cut corn under the "Green Giant(R) Fresh" brand will drive further sales growth. Prior to the commencement of sales under this brand in late October 1998, Newcorn sold fresh-cut packaged corn under two lesser-known regional brands.

            The Company expects that the relocation of Newcorn's West Coast operations will significantly increase processing capacity and enhance operating efficiencies. In an effort to leverage processing capabilities and operating efficiencies, the Company has also relocated its fresh-cut potato processing activities to the Newcorn facility and has received approval from Sholl to sell fresh-cut potato products processed at this facility under the "Green Giant(R) Fresh" brand. The Company also believes that a second new 35,000 sq ft facility located in the Midwest, which is expected to be operational by the end of 1998, will further increase processing capacity and enable the Company to extend the geographic reach of its food products.

            In addition, the Company is continuing to focus on the sale and development of its processing aid technologies, particularly with respect to corn, potatoes and apples. Product testing continues, and in some cases has been expanded or accelerated, and significant costs have been incurred to date which have yet to yield material revenues.

            The growth in the U.S. packaging materials business was principally attributable to internal growth of the Company's Respire (R) brand of breathable packaging for fresh produce, together with sales of perforated film. The sales increase in the U.K. and Europe of packaging materials was principally attributable to the inclusion of results of operations of the Company's Spanish subsidiary, Fabbri Artes Graficas Valencia S.A., ("Fabbri"), which was acquired in December 1997.

            Gross Profit. Gross profit increased from $1,443,000 in the nine months ended September 30, 1997 to $4,108,000 in the nine months ended September 30, 1998, an increase of $2,665,000 or, as a percentage of sales, from 10.3% to 16.6%. This increase was principally due to (i) the inclusion of results of operations of Fabbri, (ii) higher sales and margins at Newcorn, (iii) higher margins at the Company's U.K. packaging operation following the completion in 1997 of the reorganization of the Company's Runcorn and Gainsborough facilities and (iv) higher margins on the sales of U.S. packaging materials. Gross profit from period to period may continue to be affected by variations in product mix. Gross profit from period to period may also be impacted by pricing pressures on Newcorn's corn business primarily attributable to the extent to which bulk corn is available in regions where Newcorn's fresh-cut corn products are sold, which is largely a function of the timing of and variations in regional harvest yields. Management believes changes in prices of raw materials for its products have not had a material effect on the Company's results of operations to date; however, as the Company's business becomes more reliant upon sales of its processing aids and related activities, results of operations may be more susceptible to the effects of changing prices due to the pricing of certain kinds of produce, as well as ingredients used in the Company's processing aids.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $4,437,000 in the nine months ended September 30, 1997 to $5,412,000 in the nine months ended September 30, 1998, an increase of $975,000 or 22%. This increase was due primarily (i) to incremental expenses from the inclusion of the results of operations of Fabbri and California Microbiological Consulting, Inc. ("CMC"), both of which were acquired after the third quarter of 1997, (ii) the continuing and accelerating development of the Company's sales and marketing efforts, particularly in the area of sales of processing aids and related activites for potatoes, corn and apples, and (iii) other costs, including the hiring of additional personnel.

            Research and Development Costs. Research and development costs increased from $869,000 in the nine months ended September 30, 1997, to $1,115,000 in the nine months ended September 30, 1998, an increase of $246,000 or 28%. This reflects increased costs of scientific activities related to sales efforts for large potential customers, principally related to carrots, broccoli, mushrooms and perforated films. The Company expects that research and development costs will continue at no less than recent levels and may increase.

            Depreciation and Amortization. Depreciation and amortization increased from $931,000 in the nine months ended September 30, 1997, to $1,266,000 in the nine months ended September 30, 1998, an increase of $335,000 or 36%. This is a result of the inclusion of nine months of depreciation expense for Fabbri, as well as from depreciation expense of capital expenditures made at Newcorn and the Company's UK packaging operations subsequent to the first nine months of 1997. Amortization expense increased due to the acquisition of CMC and the admission into Newcorn of Twin Gardens, which occurred subsequent to the first nine months of 1997, as well as increased amortization of costs of patents and trademarks as more have been granted during 1998, offset in part by the completion at December 31, 1997 of the amortization of distribution rights.

            Loss from Operations. Loss from operations decreased from $4,795,000 in the nine months ended September 30, 1997 to $3,686,000 in the nine months ended September 30, 1998, a decrease of $1,109,000 or 23.1%. The decrease was principally due to the increase in gross profit as a percentage of sales, together with an increase in total sales. In addition, total operating expenses, excluding depreciation and amortization, increased at a lower rate than the growth in sales, as reflected in the decrease of operating expenses as a percentage of sales, from 38% in 1997 to 26% in 1998. This reflects improved leveraging of the Company's infrastructure through the expansion of the Company's business.

            Accretion, Discount and Dividends on Preferred Stock. Accretion, discount and dividends on preferred stock increased from $411,000 in the nine months ended September 30, 1997 to $2,619,000 in the nine months ended September 30, 1998, an increase of $2,208,000. The increase principally reflects the amortization of the beneficial conversion features of the Series D Stock, accretion of the fair value of warrants issued concurrently with the issuance of the Series D Stock, and a provision representing a 4% per annum appreciation on the stated value of the Series D Stock while the Series D Stock remains outstanding. The amortization and accretion charges, which commenced in the fourth quarter of 1997, were complete as at September 30, 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

            Sales. Sales increased from $5,148,000 in the three months ended September 30, 1997 to $8,405,000 in the three months ended September 30, 1998, an increase of $3,257,000 or 63%. Sales of processing aids and related activities increased from $1,090,000 in the three months ended September 30, 1997 to $2,981,000 in the three months ended September 30, 1998, an increase of $1,891,000 or 173%. Sales of UK and European packaging materials grew from $3,365,000 in the three months ended September 30, 1997 to $4,640,000 in the three months ended September 30, 1998, an increase of $1,275,000 or 38%. Sales of US packaging materials increased from $692,000 in the three months ended September 30, 1997 to $784,000 in the three months ended September 30, 1998, an increase of $92,000 or 13%.

             The increase in sales of processing aids and related activities was mainly due to the higher sales of fresh-cut corn products from Newcorn. During the quarter, the Company experienced interruptions in processing and shipment caused by the relocation of its West Coast operations into a new facility, which management believes prevented the increase in Newcorn's sales from being even greater. The relocation has significantly increased processing capacity and a second new facility, located in the Midwest, which is expected to be operational by the end of 1998, will further increase processing capacity and extend the geographic reach of Newcorn's fresh-cut corn products.

            Management expects that Newcorn's recent introduction of fresh-cut corn products bearing the "Green Giant(R) Fresh" brand, which were not available commercially until late October 1998, will drive further sales growth. Prior to the commencement of sales under the "Green Giant(R) Fresh" brand in late October 1998, Newcorn sold fresh-cut corn products under two lesser known regional brands

            The Company is continuing to focus on the sale and development of its processing aid technologies, particularly with respect to corn, potatoes and apples. Product testing continues, and in some cases has been expanded or accelerated, and significant costs have been incurred to date which have yet to yield material revenues.

            The sales increase in the U.K. and Europe of packaging materials was principally attributable to (i) the inclusion of results of operations of Fabbri, although the impact of Fabbri on the Company's results of operations in the third quarter ws less significant because Fabbri's operations effectively cease during August due to typical European vacations, and (ii) growth in sales of the Company's Respire(R) brand of breathable packaging for fresh produce. The increase in sales of US packaging materials was mainly due to the growth in sales of perforated film.

            Gross Profit. Gross profit increased by $602,000 to $1,177,000 in the three months ended September 30, 1998, an increase of 105% over the three months ended September 30, 1998. Expressed as a percentage of sales, gross profit increased to 14% from 11.2%. The 105% increase in gross profit for the third quarter of 1998 significantly exceeded the 63% increase in sales and was attributable to increased sales volumes which leverage the Company's cost base, as well as a more profitable sales mix. Gross profit from period to period may continue to be impacted by variations in product mix. Gross profit from period to period may also be impacted by pricing pressures on Newcorn's corn business primarily attributable to the extent to which bulk corn is available in regions where Newcorn's fresh-cut corn products are sold, which is largely a function of the timing of and variations in regional harvest yields. Management believes changes in prices of raw materials for its products have not had a material effect on the Company's results of operations; however, as the Company's business becomes more reliant upon sales of its processing aids, results of operations may be more susceptible to the effects of changing prices due to the pricing of certain kinds of produce, as well as ingredients used in the Company's processing aids.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses fell $85,000 or 4.9% to $1,648,000 in the three months ended September 30, 1998, despite the addition of expenses from the acquisition of Fabbri and, to a lesser extent, that of CMC, both made subsequent to the third quarter of 1997, and despite the expense of intensifying sales and marketing efforts. Management credits these results to successful cost containment programs and to the effective integration of these acquisitions, while still achieving a significant increase in sales. This is also demonstrated by the fall in overheads (selling, general and administrative expenses plus research and development costs), as a percentage of sales, which fell from 39% in 1997 to 23.5% in 1998.

            Research and Development Costs. Research and development costs increased from $284,000 in the three months ended September 30, 1997, to $326,000 in the three months ended September 30, 1998, an increase of $42,000 or 14.8%. During the quarter the Company launched its Respire(R) brand of flexible packaging for fresh produce in the UK, which required the provision of scientific support to its customers. The increased cost also reflects increased costs of scientific activities related to sales efforts for large potential customers, principally related to carrots, broccoli, mushrooms and perforated films. The Company expects that research and development costs will continue at not less than recent levels and may increase.

            Depreciation and Amortization. Depreciation and amortization increased from $329,000 in the three months ended September 30, 1997, to $461,000 in the three months ended September 30, 1998, an increase of $132,000 or 40%. This is a result of the inclusion of depreciation expense for Fabbri, as well as from the previous capital expenditures at Newcorn the Company's UK packaging operations made subsequent to the third quarter of 1997. Amortization expense increased due to the acquisition of CMC and the admission into Newcorn of Twin Gardens, which occurred subsequent to the third quarter of 1997, offset in part by the completion at December 31, 1997 of amortization of distribution rights. It also includes increased amortization of patents and trademarks, reflecting the granting of additional patents since the third quarter of 1997. The Company now has three US patents and six overseas patents, with numerous others pending.

            Loss from Operations. Loss from operations decreased from $1,772,000 in the three months ended September 30, 1997 to $1,258,000 in the three months ended September 30, 1998, a decrease of $514,000 or 29%. The decrease was principally due to the increase in sales and gross profit, together with the increase in the gross profit percentage. In addition, total operating expenses, excluding depreciation and amortization, increased at a lower rate than the growth in sales, as reflected in the decrease of operating expenses as a percentage of sales, from 39% in 1997 to 23.5% in 1998. A substantial portion of the loss at the EBITDA level was attributable to the considerable expense of sales and marketing efforts incurred in developing the Company's potato business.

            Accretion, Discount and Dividends on Preferred Stock. The accretion, discount and dividends on preferred stock increased from $92,000 in the three months ended September 30, 1997 to $265,000 in the three months ended September 30, 1998, an increase of $173,000. The increase principally represents the effect of a provision representing a 4% per annum appreciation on the stated value of the Series D Stock while the Series D Stock remains outstanding, together with the final amounts of amortization of the beneficial conversion features of the Series D Stock, and accretion of the fair value of warrants issued in connection with the issuance of the Series D Stock. The amortization and accretion charges, which commenced in the fourth quarter of 1997, are now complete.


YEAR 2000 COMPLIANCE

            The term "year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and the performance of date-sensitive calculations by computers and other equipment as the year 2000 is approached and reached

            The Company uses a number of computer software programs and operating systems in its internal operations, including applications used in manufacturing, product development, financial business systems and various administrative functions. The Company is currently evaluating the programs and systems in an effort to identify and assess the anticipated impact of year 2000 issues. The Company has also initiated formal communications with its critical suppliers, customers and business partners to determine the extent to which the Company may be vulnerable in the event those parties fail to properly remediate their own year 2000 issues. The Company currently intends to substantially complete its identification of year 2000 issues reasonably expected to have a material impact on the Company's operations by the end of 1998 and to substantially complete any required remediation prior to June 30, 1999.

            Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with year 2000 issues will have a material adverse effect on the Company's business, financial condition or results of operations. There can be no guarantee, however, that these costs will not be material.

            As the Company has not yet completed its assessment of year 2000 issues impacting its business, the Company has not yet fully developed year 2000-specific contingency plans. The Company currently believes that it will be able to modify, replace or mitigate its affected systems in time to avoid any material detrimental impact on its operations, and indeed, where appropriate, has already begun this process. If the Company determines that it may be unable to remediate and properly test affected systems on a timely basis, the Company intends to develop appropriate contingency plans at the time such determination is made. The Company also intends to monitor the progress made by critical suppliers, customers and business partners in addressing their own year 2000 issues and develop appropriate contingency plans in the event that a significant exposure is identified.

            While the Company is not presently aware of any significant year 2000 issues reasonably expected to affect its business, there can be no assurance that year 2000 issues affecting the Company or any of its critical suppliers, customers and business partners will be remediated before the year 2000 arrives, or that contingency plans will sufficiently mitigate the risk associated with any such year 2000 issues. An interruption of the Company's ability to conduct business due to a year 2000 issue could have a material adverse effect on the Company.


LIQUIDITY AND CAPITAL RESOURCES

            At September 30, 1998, the Company had $6,004,000 in cash and short term investments, compared with $3,757,000 at December 31, 1997, an increase of $2,247,000. During the nine months ended September 30, 1998, $4,110,000 was used in operating activities. In addition, a net $3,408,000 was used in investing activities to purchase fixed assets, mainly in support of the corn and potato businesses, but also in connection with the UK and European packaging businesses. The increase in cash used in operating activities of $253,000 in the nine months ended September 30, 1998 compared to the same period in 1997 reflects increased working capital needs as the business has grown, offset by a lower net loss and higher noncash expenditures.

            Total financing activities during the nine months ended September 30, 1998 provided $9,765,000, compared with $4,145,000 provided in the same period in 1997. In 1998 $6,726,000 was raised in net proceeds from the Company's public offering completed in May 1998, together with $852,000 raised from the exercise of previously issued stock options and warrants. New long term debt totaled $3,070,000, comprised of $1,937,000 from the new Spanish facility (described below) and the balance from equipment lease financing. An aggregate of $883,000 of long term debt was repaid, including $680,000 (pound sterling400,000 at an exchange rate of pound sterling1:$1.70) ) to the Bank of Scotland (described below).

            At September 30, 1998, the Company had warrants outstanding and exercisable to purchase 284,132 shares of common stock at a weighted average price of $16.72 per share, which, if exercised, would provide the Company with gross proceeds of approximately $4,750,000. In addition, at September 30, 1998, the Company had 1,924, 500 options outstanding and exercisable to purchase shares of common stock at a weighted average price of $9.31 per share, which, if exercised, would provide the Company with gross proceeds of up to approximately $17,917,000. There can be no assurance that any such warrants or options in fact will be exercised. At September 30, 1998, commitments for capital expenditures totalled $750,000, primarily relating to Newcorn and the Company's UK packaging operations.

            The Company, through its subsidiary EPL Technologies (Europe) Limited ("EPL Europe"), has a line of credit in the amount of pound sterling150,000 ($255,000 at an exchange rate of pound sterling1:$1.70) with the Bank of Scotland as part of its credit facility for the Company's U.K. operations (the "U.K. Credit Facility"). There were no amounts outstanding under this facility at September 30, 1998. The U.K. Credit Facility also contains two term loans and a revolving facility, under which pound sterling710,000 ($1,207,000 at an exchange rate of pound sterling1:$1.70) and pound sterling0 respectively, were outstanding as of September 30, 1998, the revolving facility of pound sterling400,000 ($680,000 at an exchange rate of pound sterling1:$1.70) having been repaid during the three months to September 30, 1998. The U.K. Credit Facility is secured by the assets of the Company's U.K. subsidiaries. The Company and the Bank of Scotland have agreed in principle the terms of new credit facilities and the Company has deposited with the Bank of Scotland sufficient cash to repay the outstanding amounts under the term loans, which will be terminated upon repayment. The Company and the Bank have agreed that the revolving facility, in the amount of pound sterling400,000 ($680,000 at an exchange rate of pound sterling1:$1.70), will remain available for future borrowings. In addition, the line of credit will be increased by pound sterling100,000 to pound sterling250,000 ($425,000 at an exchange rate of pound sterling1:$1.70). The Company expects to formally complete the new credit facilities during the fourth quarter. The existing UK Credit Facility contains certain covenants applicable to the results of operation of the businesses of EPL

Europe and its subsidiaries, which provide for maintenance of minimum earnings before income taxes and asset levels.

            In addition, in July 1998, the Company, through its Spanish subsidiary Fabbri, finalized with BankInter an unsecured line of credit for Spanish PTS 275,000,000 ($1,937,000 at an exchange rate of PTS142:$1). This facility was drawn in full as at September 30, 1998. The facility carries an interest rate of 0.3% over BankInter base rate (4.25% as at September 30, 1998). There are no covenants applicable to the facility.

            Historically, the Company's revenues have not been sufficient to fund the development of the Company's business, and thus it has had to finance its operating losses externally principally through equity financing. The Company's management believes that cash flows from consolidated operations and existing resources, together with the remaining proceeds of the Company's recent public offering, will be sufficient to meet the Company's operating needs for the next twelve months. The Company may, however, be required to seek additional debt or equity financing to implement its growth strategy, including the pursuit of acquisitions that either expand or complement its existing lines of business.

FORWARD LOOKING STATEMENTS

            Statements in the foregoing discussion that are not statements of historical fact and reflect the intent, belief or expectations of the Company and its management regarding the anticipated impact of events, circumstances and trends should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance, and actual results may vary materially from those projected in the forward-looking statements. Meaningful factors that might affect such results include, but are not limited to: a) the Company's needs for capital, including for acquisitions, which needs have been and are expected to continue to be substantial, and its potential inability to obtain additional financing on satisfactory terms, b) the Company's product development and sales process, which is lengthy and resource intensive, c) the uncertainty of demand for, or the market acceptance of, the Company's products and services, d) the Company's limited resources and experience in marketing and selling its products and services, e) personnel resources and production requirements and potential difficulties in cross-marketing and managing multiple product lines, f) the Company's potential inability to identify and acquire acceptable acquisition targets, to the extent necessary to fulfill its expansion plans, and its potential inability to successfully integrate any such acquisitions into its operations, g) potential product obsolescence and short product life cycles, h) potential competition, particularly in the market for produce packaging, from companies with greater financial, management and other resources, i) the unpredictability and volatility of the market for agricultural products, j) changes in U.S. and foreign regulation, k) difficulty with research and development and sales and marketing activities regarding new and existing products, including extension of necessary time periods or increase in expense for product introduction and market penetration, l) potential difficulties in obtaining or protecting intellectual property rights or the infringement of proprietary or other rights of the Company by third parties, m) raw material availability and pricing, n) loss of services of key employees of the Company and o) delays in the Company's ability to bring into production Newcorn's new processing facilities, as well as other information contained in the Company's other filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 At the Company's annual meeting of shareholders held on September 29, 1998, shareholders re-elected Paul L. Devine (10,623,649 votes in favor, 271,717 votes withheld), Robert D. Mattei (10,624,624 votes in favor, 270,742 votes withheld) and Al S. Clausi (10,619,630 votes in favor, 275,736 votes withheld) as directors of the Company. The shareholders also approved the 1998 Stock Incentive Plan, as amended and restated, with 4,353,192 votes in favor, 81,710 votes against and 29,643 votes abstaining.


ITEM  5.    OTHER INFORMATION.

                 None


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.

            a)   Exhibits

                 Exhibit 11.0 -     Computation of Loss per share

                 Exhibit 10.24 -    Employment agreement dated as of May
                                    1, 1998 by and between Fabbri Artes Graficas
                                    Valencia SA and Jose Saenz de Santa-Maria.

                  Exhibit 10.25 -   Employment agreement dated as of
                                    July 1, 1998, by and between EPL
                                    Technologies, Inc. and R. Brandon Asbill.


            b)   Reports on Form 8-K

                 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 EPL TECHNOLOGIES, INC.




Date:     November 13, 1998        /s/ Paul L. Devine
                                 -----------------------------------------------
                                 Paul L. Devine
                                 Chairman, President and Chief Executive Officer (Principal Executive Officer)




Date:     November 13, 1998       /s/ Bruce M. Crowell
                                 ---------------------------------------------
                                 Bruce M. Crowell
                                 Vice President and Chief Financial Officer
                                 (Principal Financial Officer)




Date:     November 13, 1998        /s/  Timothy B. Owen
                                 --------------------------------------------
                                 Timothy B. Owen
                                 Treasurer and Assistant Secretary
                                 (Principal Accounting Officer)