Form 10-K405
period 1998-12-31
EPL TECHNOLOGIES INC
filed 1999-04-01
CIK 945269

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]      Annual Report Pursuant to Section 13 of 15(d) of the Securities Act of
         1934

                   For the Fiscal Year Ended December 31, 1998

                                       OR

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the transition period from ___ to ___

                         Commission File Number: 0-28444

                             EPL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

          Colorado                                       84-0990658
  (State of incorporation)                  (I.R.S. Employer Identification No.)

                        2 INTERNATIONAL PLAZA, SUITE 245
                           PHILADELPHIA, PENNSYLVANIA             19113-1507
                    (address of principal executive offices)      (Zip code)

Registrant's telephone number, including area code:               (610) 521-4400

Securities registered pursuant to Section 12(b) of the Act:            NONE

Securities registered pursuant to Section 12(g) of the Act:  Common Stock $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X      No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of February 26, 1999 was approximately $35,536,000. This excludes 3,514,414 shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the shares outstanding at February 26, 1999.

   The number of shares of the Registrant's Common Stock outstanding as of February 26, 1999, was 11,875,780 shares.

                             EPL TECHNOLOGIES, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998


                                                                            PAGE

1.     ITEM 1. BUSINESS                                                        2

2.     ITEM 2. PROPERTIES                                                     14

3.     ITEM 3. LEGAL PROCEEDINGS                                              14

4.     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            14

5.     ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY     15
       HOLDER MATTERS

6.     ITEM 6. SELECTED FINANCIAL DATA                                        17

7.     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS                                              18

8.     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    29

9.     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
       AND FINANCIAL DISCLOSURE                                               49

10.    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY               49

11.    ITEM 11. EXECUTIVE COMPENSATION                                        52

12.    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT                                                             57

13.    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                59

14.    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
       FORM 8-K                                                               60

15.    SIGNATURES                                                             63

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT

EPL Technologies, Inc. (the "Company") is a leading developer, manufacturer and marketer of proprietary produce processing technologies, packaging technologies, and scientific and technical services. These products and services are designed to maintain the quality and integrity of fresh-cut produce. The Company designs and markets products that are components of integrated systems solutions, to address the specific needs of a variety of fresh-cut produce categories. The foundation of the Company's integrated system is its proprietary produce processing aid technology, which inhibits the natural enzymatic degradation of fruits and vegetables after they have been processed. Fresh-cut fruits and vegetables that are treated with the Company's proprietary processing aids better maintain their natural characteristics, such as color, texture, taste and smell. In certain fresh-cut produce categories, such as fresh-cut sliced apples, fresh-cut potatoes and fresh corn, the Company's processing aids allow increased availability of these fresh-cut produce products in retail and commercial markets. The Company has concluded that the use of the Company's processing aids, in accordance with the Company's recommended protocols, is "generally recognized as safe" ("GRAS") under U.S. Food and Drug Administration ("FDA") regulations. The Company also uses a variety of film technologies to create packaging specifically designed to complement and enhance the effectiveness of the Company's processing aids by allowing fruits and vegetables to "breathe" after they have been cut and packaged. The Company markets these packaging products to produce growers and processors. The Company also markets flexible packaging for uses in the snack food, bakery and confectionery industries, and for other uses. In addition, the Company's scientific and technical services, which include food safety and microbiological testing, provide fresh produce processors with expertise in food safety, post-harvest horticulture and processing techniques, and serve to support cross-marketing efforts for the Company's other products.

The Company's revenues consist of (i) revenues derived from the sale of processing technologies and flexible packaging, (ii) revenues derived from the sale of certain fresh-cut fruits and vegetables, (iii) royalties from the sale of certain fresh-cut or fruits and vegetables that have been processed using the Company's proprietary technologies and (iv) fees received for scientific and technical services rendered by the Company. The Company's revenues from the sale of produce are derived primarily from the sale of fresh-cut corn and potatoes. The Company's royalty revenues are derived from sales of various kinds and varieties of fresh-cut fruits and vegetables, which at present are primarily fresh-sliced apples, which use the Company's proprietary technologies and which the Company believes would not be available commercially without such use. Historically, substantially all of the Company's revenues have been derived from the sale of flexible packaging. The Company believes that the Company's packaging technologies, coupled with appropriate acquisitions of produce packagers, provide a platform to increase its sales of packaging, processing aids and scientific and technical services to growers and processors of fresh produce. Therefore, the Company expects that the proportion of its revenues derived from the sale of its products and services targeted to the needs of the fresh-cut produce industry will increase over time and constitute a significant portion of the Company's future revenue growth. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

Prior to 1994, the Company was a development stage enterprise with limited capital and had limited revenues, operating exclusively as a manufacturer and marketer of processing aids. After the advent of new management and an infusion of capital in December 1992, the Company began to expand its business to include packaging and scientific and technical services in an effort to develop integrated systems solutions designed to maintain and support the quality and integrity of fresh-cut produce. The Company has made the following acquisitions, seeking to accomplish this objective:


         -        In September 1994, the Company acquired Respire Films, Inc.
                  ("Respire"), a U.S.-based business involved in the marketing of packaging films.

         - In September 1995, the Company acquired Bakery Packaging Services Limited ("BPS"), based near Runcorn, Cheshire, England (the "Runcorn Facility"). BPS provided the Company with a U.K. base for packaging, together with access to numerous produce and other food companies in the U.K. and elsewhere in Europe. BPS also provided the Company with proprietary perforating technology to enhance the Company's strategic position, as well as an incremental source of packaging revenue. The U.K. packaging business was further enhanced by the acquisition in July 1996 of a food-grade printing facility and certain other assets located at Gainsborough, Lincolnshire, England (the "Gainsborough Facility"), from Printpack Europe (St. Helens) Limited. The Company has consolidated the operations at the Runcorn Facility and at the Gainsborough Facility into those of its subsidiary, EPL Flexible Packaging Limited ("EPL Flexible UK").

         -        In April 1996, the Company, through its Pure Produce, Inc.
                  subsidiary ("Pure Produce"), acquired the assets of Pure Produce, a general partnership based in Worcester, Massachusetts, providing the Company with in-house scientific and technical capabilities, specifically in the areas of food safety and microbiological testing.

         - In July 1996, the Company, through its Crystal Specialty Films, Inc. subsidiary, now known as EPL Flexible Packaging, Inc. ("EPL Flexible US"), acquired the assets of Crystal Plastics, Inc., located outside Chicago. This acquisition provided the Company with a US base for both the Company's proprietary gas flame perforation equipment and its specialized microperforating technology and helped increase the Company's packaging presence in the U.S. EPL Flexible US uses "K" and polystyrene resins to manufacture and convert a range of films for numerous applications, some of which are used to support the Company's U.S. packaging business as a part of the Company's integrated systems solutions. EPL Flexible US also provided the U.S. base for facilitating the Company's fulfillment of an exclusive agreement with E.I. duPont de Nemours & Co. Inc. ("DuPont"), whereby the Company provided all of DuPont's gas-flame perforating requirements for DuPont's Mylar(R) films. In addition, EPL Flexible US is also a supplier to the Company's ANC-Respire joint venture (see below).

         - In October 1997, the Company acquired California Microbiological Consulting, Inc., based in Walnut Creek, California ("CMC"). Together with Pure Produce, CMC specializes in food safety, forensic testing and microbiological consulting, and provides the Company with scientific and technical facilities on the East and West Coasts.

         - In December 1997, the Company acquired Fabbri Artes Graficas Valencia S.A., ("Fabbri") a converter, printer and marketer of specialty flexible packaging, serving principally the European produce market, based in Valencia, Spain. The Company believes that this acquisition complements and enhances the Company's existing U.K.-based packaging businesses, providing incremental capacity for more efficient production of the combined product mix, as well as a strategic foothold on the European continent for the launch of the Company's related processing aid and scientific and technical services businesses.

The Company believes that its packaging technologies complement and enhance the effectiveness of its processing technologies, thus making packaging an integral component of the integrated system. In marketing its packaging technologies, the Company works closely with its customers in an effort to determine optimal packaging characteristics for the customer's products, thereby being in a position to influence a customer's buying decision with respect to its packaging needs. The Company's packaging business also provides a revenue stream that helps to fund market development and the Company's lengthy sales process, and the presence of its packaging infrastructure in regions where produce is grown enhances its sales prospects to produce growers and processors.

The scientific and technical services the Company provides complement the processing technologies and packaging as a part of its integrated systems solutions. The Company's scientific and technical expertise provides the Company with an expanding base of knowledge about food technology, and the Company believes this expertise helps to establish credibility with customers and supports the commercialization of the Company's products.

The Company markets its processing technologies, packaging technologies and scientific and technical services to processors of packaged, fresh-cut produce as part of integrated systems solutions for processing fresh-cut produce. To this end, the Company has been developing relationships with produce processors and other companies in an effort to penetrate further the fresh-cut produce market.

         - In July 1996, the Company formed NewCorn Co LLC ("Newcorn"), a limited liability company in which the Company has a 51% membership interest. Newcorn is a joint venture between the Company, Underwood Ranches and Twin Garden Farms. These two partners are two major regional growers and processors of fresh-cut sweet corn. Newcorn processes, packages, markets and sells fresh-cut corn products using the Company's processing aids and packaging materials, with the aim of developing year-round, nationally available branded fresh-cut corn products.

         - In September 1997, the Company executed a ten-year exclusive trademark license agreement (subject to extension) and strategic alliance with Potandon Produce LLC ("Potandon"), a "Green Giant(R) Fresh" brand licensee of the Pillsbury Company. The agreement is subject to the terms of Potandon's license of the "Green Giant(R) Fresh" brand, and contains certain minimum royalty requirements and other customary provisions. During the first three years of the term of the agreement, Potandon has the option to require the Company to negotiate in good faith to form a business entity in which Potandon and the Company would jointly participate in the fresh-cut potato products business on terms yet to be established. No such option has yet been exercised. The Company sells fresh-cut potato products, such as french fries, to the food service industry under the "Green Giant(R) Fresh" brand name, utilizing the Company's "Potato Fresh(R) System" processing aid technologies and related protocols in processing potatoes supplied principally by Potandon.

         - In October 1997, the Company entered into a strategic alliance with Farmington Fresh, a major grower and marketer of Fuji apples. Under this alliance, the Company has licensed its "Apple Fresh(R)" processing aids and provides scientific and technical services in connection with the production by Farmington Fresh of certain varieties of fresh-cut sliced apples. The agreement, which currently extends until December 2002, grants Farmington Fresh production exclusivity in its local geographic market. In addition to revenues from sales of the Company's processing aids and scientific and technical services, the agreement entitles the Company to receive a royalty from each package of fresh-cut apple slices sold.

         - In March 1998, the Company entered into an agreement with American National Can Company ("ANC"), a major supplier of packaging materials and containers in the US and a subsidiary of Pechiney SA, to create a joint venture to market flexible packaging systems for the fresh produce market. The joint venture, ANC-Respire LLC, develops, manufactures, markets, promotes and sells variety-specific, proprietary and other packaging products under the brand name "ANC-RESPIRE(TM)" ANC and the Company have equal ownership interests in the joint venture, which has an initial term of three years (subject to earlier termination) and can be extended upon the agreement of ANC and the Company. The joint venture formally commenced operations in January 1999.

         - In April, 1998, Newcorn entered into a trademark sublicense agreement with The Sholl Group II, Inc. ("Sholl"), the exclusive licensee of The Pillsbury Company's "Green
                  Giant(R) Fresh" brand name. The agreement grants Newcorn the exclusive right in North America to use the "Green
                  Giant(R) Fresh" brand name on the Company's fresh-cut corn products. Under this agreement, Freshcorn LLC, a joint venture owned equally by the Company and Sholl, will provide marketing support for the Company's fresh-cut corn products. Newcorn's license expires on December 31, 2020, subject to automatic renewal or earlier termination in certain events, including termination of Sholl's license from The Pillsbury Company. Newcorn will pay a royalty to Sholl based on the number of cases of licensed corn products sold by Newcorn. Additionally, Newcorn will pay to Freshcorn a fee based on the profitability of Newcorn's sales of fresh-cut corn products (the "Fee"), against which the royalty payments to Sholl will be credited. As members of Freshcorn, Newcorn and Sholl have agreed that, generally, 25% of the Fee in each year will be used to reimburse expenses incurred by Newcorn for the advertising, marketing and promotion of the Company's fresh-cut corn products.

         - In October, 1998, the Company received formal approval from Sholl, on behalf of Pillsbury, to use a new facility located in Camarillo, California and operated by the Company's Newcorn affiliate (the "Camarillo Facility") for fresh produce processing. Shipments of fresh-cut corn under the "Green Giant(R) Fresh" brand from the Camarillo Facility began in late October 1998. In a coordinated development, the Company relocated its fresh-cut potato processing activities to the Camarillo Facility from a facility operated by an approved co-packer.

The Company was incorporated in 1985 under the laws of the State of Colorado. The Company's executive offices are located at 2 International Plaza, Suite 245, Philadelphia 19113-1507, and its telephone number is (610) 521-4400.

PRODUCTS AND SERVICES

The Company's products and services fall into three major classifications: processing technologies and related activities (which include the sale of fresh-cut corn and potatoes), packaging technologies and scientific and technical services, all of which are complementary components of the Company's integrated systems solutions for fresh-cut produce.

Processing Technologies. The Company develops, manufactures and markets proprietary and patented processing technologies, designed to inhibit the enzymatic degradation that causes fruits and vegetables to begin to deteriorate immediately after processing, thereby better maintaining their natural characteristics, such as color, texture, taste and smell. The Company believes its processing aids provide it with competitive advantages over other existing fresh-cut produce processing technologies.

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

The Company formulates processing aids for certain varieties of produce in accordance with its detailed scientific protocols. The Company believes that its Apple Fresh(R), Corn Fresh(R) and Potato Fresh(R) processing aids have the potential to create new markets. These new markets, ie fresh-cut apple slices, fresh-cut sweet corn and fresh-cut potato products have historically not been available due to the lack of an effective, non-sulfite based alternative. For example, Apple Fresh(R), when used in conjunction with the Company's packaging technology, can be used to inhibit browning and other enzymatic degradation in certain varieties of fresh apple slices for up to 14 days after processing. Corn Fresh(R) and Potato Fresh(R) are designed to provide similar pre-packaged distribution capability for fresh-cut corn on the cob and fresh-cut potato products. In addition to Apple Fresh(R), Potato Fresh(R) and Corn Fresh(R), the Company currently markets its Carrot Fresh(R) processing aid for carrots. The Company has also obtained (i) US patent protection for a processing-aid based technology designed to eliminate the use of ice in shipping boxes of processed broccoli, (ii) an exclusive license for patented technology developed in collaboration with Penn State University for use on freshly harvested mushrooms and (iii) US patent protection for a processing-aid based technology designed to better maintain the quality and thus enhance the economic value of whole peeled potatoes. The Company is developing processing aids for other vegetables, including onions, although there can be no assurance that any such product will become available. Because several variables influence the efficacy of the Company's processing aids, the Company must work closely with each customer and potential customer, using its scientific and technical services for product formulation and extensive on-site testing, as well as assisting in designing packaging to optimize the effectiveness of the processing aid for the particular type of produce.

Packaging. The Company's produce packaging business involves perforating, converting and printing flexible packaging, using technologies and processes, some of which are proprietary to the Company. The Company also designs packaging films the structure of which allows gas and moisture transmission at different rates, thereby maintaining a balance that enhances the effectiveness of the Company's processing aids. As with processing aids, in marketing its packaging technology the Company works closely with each customer and potential customer, using its scientific and technical services in seeking to determine optimal packaging characteristics, such as the type of film and extent of perforation, including the size, shape and number of holes of the packaging, based on the respiration rate of the particular type of produce.

As one of the leading perforators of packaging film, the Company is targeting specialty and, in some instances, new markets. Although historically films used in the produce industry have not been perforated, perforating has been shown to be beneficial to the packaging of certain varieties of fresh-cut produce, which by their nature continue to consume oxygen and produce carbon dioxide and moisture after being cut and packaged. Precise perforation of the packaging materials allows the produce to "breathe," thereby permitting the packaging to work with the processing aid to inhibit the process of enzymatic degradation. The Company's microperforation technology is proprietary. The Company's proprietary production capability allows the Company to produce perforated films of high quality and great consistency in a cost-effective manner. This provides control over moisture and oxygen transmission rates. The Company believes its broad range of capabilities to produce perforated films provides it with a competitive advantage.

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

In addition to its produce packaging capabilities, the Company provides packaging to the snack food, bakery and confectionery industries, and, to a lesser extent, for other uses, including pharmaceutical and industrial applications.

Scientific and Technical Services. The Company provides scientific and technical services in the areas of post-harvest horticulture, forensic analysis of food contaminants and food safety and application development for customers. These are areas of critical importance for processors of fresh produce. The Company's post-harvest horticulture services are designed to help processors understand the impact of harvesting and handling methods on the sensory characteristics and nutritional value of produce. In providing these services, the Company focuses on solving particular problems unique to certain kinds and varieties of fruits and vegetables in an effort to maintain the quality and integrity and reduce post-harvest loss. The Company's forensic testing services involve the analysis of food adulteration by foreign or unlabeled substances or contaminants. The Company's food safety services, which are intended to reduce or eliminate pathogens known to cause serious illness in humans, include research, microbiological testing, production monitoring, and the implementation of Total Quality Management and Hazard Analysis and Critical Control Point ("HACCP") programs. The FDA has announced its intention to introduce a new rule requiring HACCP programs, which programs are designed to prevent microbial and other safety hazards in food products through appropriate controls during production and processing, at certain juice processing plants. The Company believes that HACCP programs ultimately will become standard in the produce processing industry in response to emerging concerns about the microbial safety of fresh fruits and vegetables.

The Company's scientific and technical services team consists of five Ph.D.'s, five senior scientists, and additional support technicians. These areas of expertise include microbiology, food science, post-harvest plant physiology and plant pathology. The Company maintains two laboratories dedicated to microbiological testing, as well as an applications laboratory used as part of the Company's sales and marketing program. The Company also maintains a laboratory at the U.S. Department of Agriculture's ("USDA") Eastern Regional Research Center through a Cooperative Research and Development Agreement ("CRADA") with the USDA. As part of its sales force, the Company also employs process engineers and a chemical engineer with expertise in applying the Company's scientific and technical know-how to a full-scale production facility.

The Company believes its scientific and technical expertise enhances its credibility in marketing its processing aids and packaging materials to fresh-cut produce processors. Accordingly, the majority of the Company's scientific and technical services are provided to support marketing efforts for the Company's other products. The Company also provides microbiological services on a contract basis for some customers, in what the Company believes is a growing market for food safety-based testing and consulting services. In addition to providing incremental revenue, these consulting relationships may provide cross-marketing opportunities for the Company's products.

To increase its scientific resources and expertise, the Company has entered into research alliances with leading institutes of produce and food research, as well as trade associations. These include a CRADA with the USDA/Agricultural Research Services in Philadelphia, Pennsylvania; a research grant from the Washington Apple Commission for a study of enzymatic browning of apples; a collaborative effort with Rutgers University for residue analysis; a collaborative agreement with Penn State University for research on the preservation of mushrooms; a grant from the Ben Franklin Technology Center, also for research on the preservation of mushrooms; and a collaborative arrangement with Michigan State University for research on interactive packaging and other produce-related matters. As an additional technical resource, the Company maintains a Scientific Advisory Board, consisting of experts in the field of food science, the members of which are available for consulting on an as-needed basis.

Company-sponsored research and development expenditures for the years ended December 31, 1996, 1997 and 1998 were approximately $939,000, $1,203,000 and
$1,573,000 respectively. See the Company's Consolidated Financial Statements.

MARKETS

The Company's focus is on products and services which are used in the processing of fresh-cut fruits and vegetables for both the retail and food service markets. By helping to maintain the quality and integrity of fresh-cut produce, the Company can meet the needs of its customers who are seeking to offer differentiated, brand-name, nationally available fresh-cut alternatives to commodity produce lines. In certain produce categories, such as fresh-cut sweet corn on the cob, the Company's processing aids have the potential to develop a national market for its customers, who have previously been limited to regional markets. The Company's packaging products are used in the fresh-cut produce industry in the U.S. and by leading companies in the U.K. and Europe in the fresh-cut produce, bakery, snack food and confectionery industries, and for other uses. The scientific and technical services offered by the Company provide companies in the produce industry, especially those involved with fresh-cut and minimally processed produce, with analysis, protocols and plans relating to food safety and quality assurance programs, including microbiological testing, and provides additional internal technical support in developing the Company's processing aid and packaging protocols. The Company's products are increasingly being marketed in concert as integrated systems solutions comprised of products, processes and scientific and technical services to maintain the quality and integrity of fresh-cut produce.

The Company's penetration to date of the various markets it is seeking to develop has been limited. The Company's Respire(R) brand of breathable packaging is used on a number of produce categories, including apples and potatoes. The Company has been developing relationships with processors and other companies in connection with the use of the Company's processing aid technology and related protocols in various fruit and vegetable categories.

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

With respect to its packaging business, the Company seeks to meet the growing needs of existing customers, develop new products that can be sold to existing customers, and sell existing and new products to new customers as such opportunities are identified. The Company believes that the experience it has accumulated in all aspects of the produce industry, together with its scientific expertise, is helping to facilitate an integrated systems solution approach to the packaging needs of the processor.

In the area of scientific and technical services, the Company has an existing customer base that it has built up over time. Since the acquisition of CMC, the Company has been actively marketing an increased range of available services, with a specific emphasis on enhancing cross-marketing opportunities.

The Company has been developing relationships with produce processors and other companies in an effort to penetrate the fresh-cut produce market. The Company believes that its packaging acquisitions in regions where produce is grown will serve as a platform to enhance the Company's ability to cross-market its other products and services to other produce processors and growers in those regions. Similarly, with sales of processing aids, the Company has an opportunity to sell its complementary packaging. The Company also plans to make proposals for product development or food safety programs to other existing customers of its processing aids and packaging.

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

Certain types of potatoes (primarily Russets) used by the Company in processing are provided under a long-term market priced supply agreement with Potandon. The Company acquires other types of potatoes on the open market. Corn is supplied to Newcorn under a number of fixed-price supply agreements. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to the Company's Consolidated Financial Statements.

The Company's U.S. packaging business utilizes a number of subcontractors for film manufacturing, conversion and printing. The U.K. and European packaging businesses source their film and other requirements from a number of suppliers, most of which are based in the U.K. and Europe. The U.K. and European packaging businesses also perform their own conversion and printing. The Company believes that it is not dependent on a single or a few suppliers or subcontractors for its packaging businesses.

INDUSTRY AND GEOGRAPHIC AREAS

The Company's financial statements currently present financial information for two industry segments in which the Company does business: (a) packaging materials and (b) processing aids and related activities. Information relating to sales by the Company or its subsidiaries of fresh-cut corn and potatoes and the provision of scientific and technical services is included in the financial information presented for the processing aids and related activities segment. The Company markets processing aids and related products primarily in the U.S., with smaller amounts also sold in Canada, while packaging materials are marketed in North America, the U.K. and Continental Europe. Since the acquisition of Fabbri in late 1997 there has been an increase in marketing activity in Europe, both in the Company's packaging and processing technologies. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 16 to the Company's Consolidated Financial Statements.

CUSTOMER CONCENTRATION

During the year ended December 31, 1998, one packaging customer, Walkers Snack Foods Ltd, a division of Frito-Lay Europe, a subsidiary of Pepsico, Inc. ("Pepsico") accounted for approximately 15% of the Company's sales. During 1997 and 1996, Pepsico accounted for 32% and 13% respectively of the Company's sales (the Company first began supplying flexible packaging to Pepsico in August
1996).

SEASONALITY

Although, historically, the management of the Company has not discerned a seasonal pattern in the Company's business on a consolidated basis, certain aspects of the Company's business are seasonal. For example, Fabbri, one of the Company's subsidiaries engaged in the business of manufacturing and marketing flexible packaging sold primarily in the produce industry, historically has reported relatively higher sales revenue and income in the Company's first and fourth fiscal quarters because of timing of citrus and other crop harvests. However, Newcorn, a subsidiary of the Company engaged in the business of processing and marketing fresh-cut corn, historically has reported higher sales revenue in the Company's second quarter, although fluctuations in the results of Newcorn's operations are difficult to predict due to the developmental nature of Newcorn's business. The Company's results of operations may become subject to greater seasonality as its various businesses develop at different rates.

COMPETITION

Although many other companies provide packaging or microbiological testing and, to a lesser extent, processing aids for fresh produce, the Company is unaware of any competitor that provides each of these as components of integrated systems solutions for processing fresh-cut produce. The Company's direct, indirect and potential competitors include producers of sulfites and "sulfite substitutes," as well as other providers of alternative preservation and packaging technologies, including those employing temperature, gas and humidity control. The Company believes its products may provide technological advantages over competing technologies and processes, particularly in terms of their safety and effectiveness. Despite the potential advantages of the Company's products and technologies, however, many competitors and potential competitors, particularly in the market for produce packaging, are larger, have greater financial, marketing, sales, distribution and technological resources, and enjoy greater name recognition than the Company. Certain of these companies may also enjoy long-standing relationships with processors of fresh produce. Accordingly, there can be no assurance that the Company will be able to compete effectively against such competitors.

The Company believes the primary competitive factors in the market for fresh-cut produce technologies include safety and consistency, cost-effectiveness and ease of use, availability of technical service and support and product innovation.

PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS

The Company currently has five U.S. patents issued or allowed, one U.S. patent pending and numerous others licensed to the Company or under review for application.The U.S. patents for the Company's "Potato Fresh(R)" and "Carrot Fresh(R)" processing aids were granted on June 26, 1990 and September 13, 1994, respectively. During the year the Company received confirmation of patent approval for, and is thus entitled to patent protection for, technologies designed to (i) eliminate the use of ice in shipping boxes of processed broccoli, (ii) inhibit the enzymatic browning of fresh peeled whole potatoes and
(iii) administer treatments to pre-packed boxes of produce, although the actual patents have not yet been issued. A patent application for the Company's "Apple Fresh(R)" processing technology is currently pending. In addition to the foregoing, U.S. patent protection has been obtained during 1998 for a processing technology developed by the Company in collaboration with Penn State University for use on freshly harvested mushrooms. Penn State University has granted the Company an exclusive license for this technology for the life of the patent. Patents that had been granted, or applications that were pending as of June 8, 1995 run for the longer of 17 years from the date of formal grant or 20 years from the date of filing. For all subsequent filings, U.S. patents (once granted) run for 20 years from the date of formal application. The Company or certain of its subsidiaries also have thirteen registered U.S. trademarks, including Respire(R), and its processing aid names, such as Potato Fresh(R), and three trademark applications pending. The Company has a license to use the "Green Giant(R) Fresh" brand on the Company's fresh-cut potato products which runs through September 2007, unless terminated earlier. In addition, the Company's Newcorn subsidiary has a license to use the "Green Giant(R) Fresh" brand for fresh-cut corn products which runs through December 31, 2020, unless terminated earlier. "Green Giant(R) Fresh" is a registered trademark of the Pillsbury Company. The Company has and may continue to seek licenses for other trademarks which it believes will add value to a proposed product. Furthermore, the Company has seven patents and 24 patent applications pending outside the U.S. for its main processing aid technologies, as well as one registered trademark and four trademark applications pending outside the U.S., with others under review. To help protect the Company's technology and proprietary information, the Company has confidentiality agreements with its customers, as well as internal non-disclosure agreements and safeguards, although there can be no assurance that these safeguards will be adequate to fully protect the Company. The importance the Company attaches to its patent position is reflected in the significant efforts made on research and development (see the Company's Consolidated Financial Statements and the notes thereto). In addition to its patent protection, the Company believes it has a competitive advantage through its proprietary knowledge of the applications for its technology.

Under the terms of another agreement signed as part of the acquisition of BPS, the Company's ability to use in the U.S. certain slit perforating technology, certain other development stage perforating technology and gas perforating technology not previously assigned to BPS under arrangements between BPS, Derrick Lyon and others in or about 1983 (collectively, the "Prior Technology"), is limited until Mr. Lyon, a principal former shareholder of BPS and a former executive officer of the Company owns or rejects the offer of 49% of the share capital (on terms and conditions yet to be finalized) of any Company subsidiary that the Company proposes will use the Prior Technology in activities in the U.S. (the "Proposed JV"). The Company and Mr. Lyon expect to form the Proposed JV by the end of the second quarter of 1999. In the unlikely event that Mr. Lyon rejects the offer of such equity, the Company will not be limited in its use of the Prior Technology. The Company believes the arrangement with Mr. Lyon will not have a material effect on the Company's business, financial condition or results of operations.

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

Specifically, during its due diligence investigation in connection with the Fabbri Acquisition, the Company was informed that from time to time in the past Fabbri disposed of certain hazardous waste (such as used oil cans, empty dye cans and electrolytic salts residue) using some waste management companies that were not authorized handlers of hazardous waste under applicable Spanish legislation. Some drums of such hazardous waste also were not labeled as required and stored longer than permitted under Spanish legislation. Under Spanish law, a producer of hazardous wastes remains responsible for damages to third parties or the environment if these wastes are collected by a non-authorized hauler. As part of the documentation of the Fabbri Acquisition, the Company obtained from the prior owner of Fabbri, Sidlaw Group plc, a U.K. public-company ("Sidlaw"), an indemnification for any fines or penalties levied against the Company from the collection of waste by unauthorized haulers, subject to a limit of approximately $4,500,000. The Company is not aware that these past actions resulted in any environmental damages, and therefore does not believe that these represent possible material losses. To the extent that the Company incurs liabilities in respect of the foregoing that are not covered by the indemnity from Sidlaw, or Sidlaw fails to fulfill its indemnity obligations, there could be a material adverse effect on the Company's business, financial condition and results of operations. Nevertheless, the Company is not aware that any claims have been made or are pending, and is not aware of any past or current environmental conditions that it believes will result in any material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYMENT

As of December 31, 1998, the Company had 257 employees providing services in the U.S. and Europe, of which 24 were engaged in sales and marketing, 183 in production, 16 in technical services and research and 34 in management and administration. Some of the managerial employees are employed pursuant to employment agreements, and the Company maintains key man insurance on Mr. Devine in the amount of $1,000,000. See "Item 11. Executive Compensation". The Company expects to recruit additional personnel as and when required.

FORWARD LOOKING STATEMENTS

Statements in the foregoing discussion that are not statements of historical fact and reflect the intent, belief or expectations of the Company and its management regarding the anticipated impact of events, circumstances and trends should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance, and actual results may vary materially from those projected in the forward-looking statements. For a discussion of factors that may materially affect realization of these expectations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements."

ITEM 2. PROPERTIES

The Company believes that its current facilities are adequate for its present needs and that it would not have any difficulty in obtaining additional or alternate space at prevailing rates if necessary. The Company's current facilities are as follows:

                                       SQUARE      OWNED/LEASED
         LOCATION                       FEET       (EXPIRATION)            CHARACTER OF USE
         --------                       ----       ------------            ----------------
       Philadelphia, PA                   6,600    Leased (1/2002)         Principal administrative office
       Fresno, CA                         2,600    Leased (3/2000)         Applications laboratory
       Oswego, IL                        16,400    Leased (6/1999)         Packaging operations
       Gainsborough, England             19,500    Leased (10/2004)        Printing facility
       Runcorn, England                  17,478    Owned                   Perforating and converting
                                                                           facilities
       Runcorn, England                   5,085    Leased (9/2007)         Perforating and converting
                                                                           facilities
       Runcorn, England                   8,500    Leased (12/2000)        Perforating and converting
                                                                           facilities
       Camarillo, CA(a)                  74,248    Leased (8/2002)         Fresh-cut corn processing
                                                                           facility
       Darien, WI                        35,200    Leased (5/2008)         Fresh-cut corn processing
                                                                           facility
       Worcester, MA                      1,400    Leased (12/1999)        Food safety and microbiological
                                                                           testing laboratory and office space
       Valencia, Spain                  142,106    Owned                   Packaging operations

       (a) Property is leased by Newcorn and the lease is guaranteed by the Company. Newcorn occupies approximately 73% of the facility, together with EPL Food Products, Inc., which processes fresh-cut potato products. The Company intends to sublease the remaining space.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
HOLDER MATTERS

MARKET INFORMATION

       PRICE RANGE OF COMMON STOCK

The Company's Common Stock commenced trading on the Nasdaq National Market under the symbol "EPTG" in May 1998. From July 1996 to May 1998, the Common Stock traded on the Nasdaq SmallCap Market under the symbol "EPTG", except for a period of approximately 30 days following March 18, 1998 when the Common Stock was included on the Nasdaq SmallCap Market under the symbol "EPTGD" to indicate the one-for-two reverse split that was approved by shareholders in March 1998. From September 1995 to July 1996, the Common Stock traded on the National Association of Securities Dealers "bulletin board." Prior to September 1995, the Common Stock traded on the National Association of Securities Dealers "pink sheets." The following table sets forth the quarterly range of high and low bid quotations for 1997 and 1998 for the Company's Common Stock during the periods indicated, adjusted for the reverse split, assuming a price that is twice the actual pre-split price (such high and low bid quotations reflect inter-dealer prices without retail mark-up, mark down or commissions and may not necessarily represent actual transactions):

                                         HIGH                   LOW
                                         ----                   ---
1997
         First quarter                   $13.25                 $9.75
         Second quarter                   13.13                  8.00
         Third quarter                    18.13                 11.25
         Fourth quarter                   19.25                 10.00

1998
         First quarter                    14.50                 10.00
         Second quarter                   14.00                  6.25
         Third quarter                     8.00                  5.13
         Fourth quarter                    5.88                  3.81

As of February 26, 1999 there were 11, 875,780 shares of the Company's Common Stock issued and outstanding, held by 261 shareholders of record and approximately 5,200 beneficial shareholders. During the twelve months ended December 31, 1998, the Company did not declare any cash dividends on its Common Stock. Other than in connection with the payment of accumulated dividends, which have not been declared or paid, on its Series A 10% Cumulative Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock (collectively with the Series D Convertible Preferred Stock, the "Preferred Stock"), the Company intends to retain earnings, if any, which may be generated from operations to finance the expansion and development of its business. No cash dividends have ever been declared or paid to date on the Common Stock. The Company does not expect to declare or pay cash dividends to the holders of the Common Stock in the foreseeable future and no such dividends may be declared or paid until all accumulated dividends on the Series A, Series B and Series C Preferred Stock have been paid and unless the holders of two-thirds of the Series D Preferred Stock consent. See Note 9 to the Company's Consolidated Financial Statements. In addition, pursuant to the terms of a credit facility with Value Management & Research (UK) Limited, the company is subject to certain limitations with respect to the payment of dividends on Common Stock and Preferred Stock issued by the company. See "Management Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources."

RECENT SALES OF UNREGISTERED SECURITIES

On May 15, 1998 the Company completed the public offering of 2,400,000 shares of its common stock (the "Offering"), of which 809,097 shares were sold by the Company and 1,590,903 were sold by Trilon Dominion Partners LLC ("Trilon"). In connection with the Offering, Trilon converted, for no additional cash consideration, 1,933,000 shares of the Company's Series A Stock into 1,288,667 shares of common stock, leaving 90,000 shares of Series A Stock issued and outstanding as at June 30, 1998. Such conversion was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended ("Section 4(2)") The Offering price was $10.00 per share of common stock.

On November 23 and December 21, 1998, the Company issued a total of 48,088 shares of Common Stock in reliance on the exemption from registration provided in Section 4(2), to an institutional investor in connection with the conversion by such holder, for no additional cash consideration, of 200 shares of the Company's Series D Convertible Preferred Stock ("Series D Stock"), leaving 12,300 shares of Series D Stock outstanding.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected condensed consolidated statement of operations and balance sheet data for the Company and its subsidiaries. The selected condensed consolidated financial data for the years ended December 31, 1996, 1997 and 1998 and as of December 31, 1997 and 1998 are derived from the audited Consolidated Financial Statements of the Company, which are included elsewhere in this report, and are qualified by reference to such Consolidated Financial Statements and the related Notes thereto. The selected condensed consolidated financial data for the years ended December 31, 1994 and 1995 and as of December 31, 1994, 1995 and 1996 are derived from audited consolidated financial statements of the Company not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with the Consolidated Financial Statements, the related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.



                                                            FISCAL YEAR ENDED DECEMBER 31
                                      --------------------------------------------------------------------------
                                      1994              1995             1996              1997             1998
                                      ----              ----             ----              ----             ----
                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF  OPERATIONS:
Sales                             $     578         $   3,240        $   11,314        $  19,953          $ 32,977
Cost of Sales                           387             2,469             9,136           18,090            29,481
Gross Profit                            191               771             2,178            1,863             3,496
Total operating expenses              3,472             3,813             6,362            9,185            11,196
Loss from operations                  (3,281)          (3,042)           (4,184)          (7,322)           (7,700)
Net loss                              (3,373)          (3,320)           (4,296)          (7,187)           (7,781)
Net loss for common
  shareholders                        (3,697)          (3,634)           (5,295)          (8,355)          (10,535)
Net loss per common share         $    (1.02)       $   (0.78)       $    (0.71)       $   (1.00)        $   (0.99)

Weighted average number
  of common shares                 3,629,362         4,655,529         7,436,759        8,372,537        10,598,878


                                                                      DECEMBER 31,
                                      -------------------------------------------------------------------
                                      1994          1995             1996            1997            1998
                                      ----          ----             ----            ----            ----
                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
BALANCE SHEET DATA:
Working capital (deficiency)       $   (378)       $  1,167        $  2,269        $  6,513        $  5,131
Total assets                          3,189          10,041          15,215          26,200          29,772
Long-term debt                        1,812             844           1,554           1,792           3,683
Total liabilities                     2,771           3,665           6,797           8,967          12,620
Series D Convertible
  Preferred Stock                         0               0               0          10,617          12,847
Accumulated deficit                  (8,043)        (11,363)        (16,283)        (24,207)        (34,652)

Total shareholders' equity         $    418        $  6,376        $  8,418        $  6,615        $  4,305

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a leading developer and marketer of integrated produce systems solutions specifically designed to address the needs of the rapidly growing market for fresh-cut produce. In this regard, the Company develops, manufactures and markets proprietary produce processing technologies, packaging technologies, and scientific and technical services. These are specifically designed to maintain the quality and integrity of fresh-cut produce. The foundation of the Company's integrated systems solutions is its proprietary produce processing technology. This inhibits the natural enzymatic degradation of fruits and vegetables after they have been processed. Fresh-cut fruits and vegetables that are treated with the Company's proprietary processing aids better maintain their natural characteristics such as color, texture, taste and smell. The use of the Company's processing aids allows for increased availability of certain fresh-cut produce products, such as sliced apples, potatoes and corn. The Company has concluded that the use of the Company's processing technologies, in accordance with the Company's recommended protocols, is "generally recognized as safe" ("GRAS") under FDA regulations. The Company also uses a variety of film technologies to create packaging specifically designed to complement and enhance the effectiveness of the Company's processing aids by allowing fruits and vegetables to "breathe" after they have been cut and packaged. The Company markets these packaging products to produce growers and processors. In addition, the Company's scientific and technical services, which include food safety and microbiological testing, provide fresh produce processors with expertise in food safety, post-harvest horticulture and processing techniques, and support the cross-marketing efforts for the Company's other products. The Company believes its processing aid technologies are safe and environmentally "friendly" and, together with its packaging and scientific and technical services, add significant value to the businesses of its customers. In addition to its integrated systems solutions for fresh-cut produce, the Company also markets flexible packaging for uses in the snack food, bakery and confectionery industries and, to a lesser extent, for other uses, including pharmaceutical and industrial applications.

The Company's financial statements currently present financial information for two industry segments in which the Company does business: (a) processing technologies and related activities and (b) packaging materials. Information relating to sales by the Company or its subsidiaries of fresh-cut corn and potatoes and the provision of scientific and technical services is included in the financial information presented for the processing aid technologies and related activities segment.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Sales. Sales increased from $19,953,000 in 1997 to $32,978,000 in 1998, an increase of $13,024,000 or 65%. Sales of processing technologies and related activities increased from $3,035,000 in 1997 to $8,913,000 in 1998, an increase of $5,878,000 or 194%. Sales of US packaging materials increased from $2,716,000 in 1997 to $3,318,000 in 1998, an increase of $602,000or 22%. Sales of UK packaging materials fell from $13,570,000 in 1997 to $11,929,000 in 1998, a decrease of $1,641,000 or 12.1%. Sales of European packaging materials rose from $632,000 to $8,818,000, an increase of $8,186,000 or 1,295%.

The increase in sales of processing technologies and related activities was mainly due to the significant growth in the volume of fresh-cut corn sold through the Company's majority-owned affiliate, Newcorn. In an effort to secure a consistently available supply of raw material, the Company entered into supply agreements with a number of corn growers located in various regions throughout the US and Mexico. As a result, 1998 was the first year in which the Company had a consistent supply of corn available for sale throughout the year. In light of increasing sales volume and capacity constraints and in an effort to provide capacity for future growth, Newcorn relocated its West Coast operations into the Camarillo Facility in the third quarter of 1998. In addition to significantly increasing Newcorn's processing capacity, management expects that the Camarillo Facility will enhance operating efficiencies. Newcorn has also constructed a new 35,000 square foot facility located in Darien, Wisconsin (the "Darien Facility") to further increase processing capacity. Management expects that this new facility will enable Newcorn to extend the geographic reach of its food products, with shipments from this new facility targeted principally at the Midwest and East Coast markets of the US.

In October 1998, Newcorn received formal approval from Sholl, the exclusive licensee of the "Green Giant(R) Fresh" brand from the Pillsbury Company, to sell fresh-cut corn processed at the Camarillo Facility under the "Green Giant(R) Fresh" brand name. Sales under the "Green Giant(R) Fresh" brand began in late October 1998. Management expects that sales of fresh-cut corn under the "Green Giant(R) Fresh" brand will supplement sales of fresh-cut corn made under Newcorn's "Somis Creek(R)" and "Fresh Traditions(TM)" brands. Management believes that the capacity constraints and disruption caused by the relocation inhibited sales growth in 1998, but it is unable to quantify the extent to which sales were affected.

The Company also experienced significant growth in the volume of fresh-cut potato products sold by its EPL Food Products, Inc. subsidiary under the "Green Giant(R) Fresh" brand name, with a number of new accounts gained during 1998. In an effort to leverage processing capabilities and operating efficiencies, the Company relocated its fresh-cut potato processing activities to the Camarillo Facility and received approval from Sholl to sell fresh-cut potato products processed at this facility under the "Green Giant(R) Fresh" brand in October 1998. The Company expects to have its fresh-cut potato products available in over 100 locations, based principally on the West Coast of the U.S., by June 1999.

The Company is continuing to focus on the sale and development of its processing technologies, particularly with respect to corn, potatoes and apples. In addition, the Company has obtained (i) US patent protection for a processing-aid based technology designed to eliminate the use of ice in shipping boxes of processed broccoli, (ii) an exclusive license for patented technology developed in collaboration with Penn State University for use on freshly harvested mushrooms and (iii) US patent protection for a processing-aid based technology designed to better maintain the quality and thus enhance the economic value of whole peeled potatoes. Product testing continues on a number of other vegetables, and in some cases has been expanded or accelerated, and significant costs have been incurred to date which have yet to yield material revenues.

The Company also continued to grow its capability in scientific and technical services. The acquisition in late 1997 of CMC provided the Company with a West Coast platform to extend its microbiological and other scientific services from the Company's existing East Coast location. During 1998 the Company launched its Pure Produce(TM) range of food safety services, focusing on its HACCP services. This new range of services has been successfully introduced in a number of locations and, with the increasing focus on food safety and hygiene in the produce industry, the Company believes that it is well-positioned to add further value to the operations of fresh-cut processors.

The growth in the U.S. packaging materials business was principally attributable to growth in sales of perforated film. During 1998 the Company improved the operational efficiency of its U.S.-based perforating equipment, leveraging the knowledge base of the U.K. operations, and identified a number of markets and applications to target for sales and product development. As a consequence, the Company is in the process of increasing the capacity of both its proprietary gas flame perforating and proprietary microperforating capabilities to take advantage of market opportunities, which include applications in the produce, horticultural, bakery and pharmaceutical industries. The continuing growth in sales of perforated film is also expected to improve margins, as sales of perforated film traditionally yield a higher margin than non-perforated film sales.

The sales of U.K. packaging materials decreased from $13,570,000 to $11,929,000, a fall of $1,641,000 or 12.1%. This was principally attributable to a reduced level of sales to Pepsico, which fell by almost $1,300,000. Sales were also adversely impacted by pricing pressures in the UK, together with a reduction in sales of film to the bakery industry. This impact, however, was offset by increased sales in other areas, as the Company continued the execution of its strategic objective to reduce its dependence on Pepsico and the bakery industry, both of which are lower margin areas of activity, and focus more on utilizing its proprietary perforating technology to move into new, higher value-added areas. The Company believes that its efforts to change product mix will provide a more stable foundation for sustainable and more profitable growth. During 1998 the Company's Respire(R) brand of breathable packaging for fresh produce was launched in the UK and has been successful in gaining new business. In addition, the Company's proprietary micro-perforating technology has enabled the Company to win new business in the area of cooked meat pastry products. Other applications are currently under development. This increased diversification in the UK, together with increased sales for the Company as a whole, meant that in 1998 Pepsico accounted for approximately 15% of the Company's sales, compared with 32% in 1997.

Sales of European packaging materials increased from $632,000 in 1997 to $8,818,000, an increase of $8,186,000 or 1,295%. This was principally attributable to the inclusion of a full year of revenue from Fabbri, acquired in December 1997. Fabbri increased its sales by almost 20% over calendar 1997 levels, and the Company is targeting further expansion not only in Spain but in other European countries. In addition, Fabbri reduced its dependency on the citrus crop by increasing its sale of packaging materials used in fresh produce and other areas. The diversification is planned to continue, and in 1999 will include the launch of the Company's Respire(R) brand of breathable packaging for fresh produce into Europe. In addition, Fabbri is seeking to expand its limited revenue derived from South American countries through existing and new contacts.

Gross Profit. Gross profit increased from $1,863,000 in 1997 to $3,496,000 in 1998, an increase of $1,633,000 or, as a percentage of sales, from 9.3% to 10.6%. This increase was principally due to (i) the inclusion of a full year's results of operations of Fabbri, (ii) higher margins at the Company's U.K. packaging operation following the completion in 1997 of the reorganization of the Company's Runcorn and Gainsborough facilities and (iii) higher margins on the sales of U.S. packaging materials.

The gross profit was impacted adversely by the cost of market development and sales support within both the corn and potato businesses. In addition, Newcorn at times was unable to process and sell on a profitable basis bulk corn which it had committed to purchase, which adversely impacted gross profit. Market development and sales support costs are expected to be incurred in the future, although their adverse impact on gross profit is expected to diminish as sales volumes and operating efficiencies improve. The Company also expects that the relocation of Newcorn's West Coast operations and the Company's fresh-cut potato processing activities into the Camarillo Facility will both significantly increase processing capacity and enhance operating efficiencies.

Gross profit from period to period may also be impacted by pricing pressures on Newcorn's corn business primarily attributable to the extent to which bulk corn is available in regions where Newcorn's fresh-cut corn products are sold, which is largely a function of the timing of and variations in regional harvest yields.

Newcorn enters into fixed price contracts for the supply of a portion of its bulk corn requirements, the aim of which is to ensure, where possible, adequate supplies of bulk corn of consistent quality at a known, fixed price. If market prices for bulk corn are constant or rise, Newcorn will benefit from such arrangement. However, if market prices fall, Newcorn may not be able to fully pass on all of its costs if it is unable to renegotiate contract prices. Management believes changes in prices of raw materials for its products have not had a material effect on the Company's results of operations to date; however, as the Company's business becomes more reliant upon sales of its processing aids and related activities, results of operations may be more susceptible to the effects of changing prices due to the pricing of certain kinds of produce, as well as ingredients used in the Company's processing aids.

Furthermore, Newcorn incurred considerable start up costs relating to the Camarillo Facility while it was still operating its old facility. Incremental cost was also incurred in helping to bring the Darien Facility into operation. Management believes that this facility will make meaningful contributions to gross profit in the second half of 1999.

In addition, the Company accelerated the development of certain applications for its proprietary micro-perforating technology. These costs have been expensed during 1998, although the benefits of this expense in terms of incremental sales and gross profit, is not expected to commence until 1999 and beyond.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $6,693,000 in 1997 to $7,904,000 in 1998, an increase of $1,211,000 or 18.1%. This increase was due primarily (i) to incremental expenses from the inclusion of a full year's results of operations of Fabbri and CMC, both of which were acquired during the final quarter of 1997,
(ii) the continuing and accelerating development of the Company's sales and marketing efforts, particularly in the area of sales of processing aids and related activities for potatoes, corn and apples, together with packaging development, and (iii) other costs, including the hiring of additional personnel.

The Company's sales and marketing efforts with respect to processing aid technologies and related activities are primarily focused on fresh-cut potatoes, corn and apples and, to a lesser extent, other produce categories, together with packaging applications. These expenses in 1998 also include certain one-time costs, such as (i) increased costs of patent development, (ii) additional marketing development costs and (iii) other costs. Excluding one-time costs, the Company expects that sales and marketing expenses will continue at recent levels and may increase.

Research and Development Costs. Research and development costs increased from $1,203,000 in 1997 to $1,573,000 in 1998, an increase of $370,000 or 30.8%. This reflects increased costs of internal scientific activities related to sales efforts for large potential customers, principally related to mushrooms, potatoes and broccoli, together with perforated films, as well as external costs from the collaborative work undertaken with outside institutions. The Company continues to expense all development costs, whether product, market or sales related, in the year incurred, and thus costs are incurred prior to the benefits, if any, that may be expected to be realized from such expense. The Company expects that research and development costs will continue at no less than recent levels and may increase.

Depreciation and Amortization. Depreciation and amortization increased from $1,290,000 in 1997 to $1,719,000 in 1998, an increase of $429,000 or 33.3%. This is a result of the inclusion of a full year of expenses for Fabbri since its acquisition made in December 1997, plus capital expenditures during 1998. Amortization expense increased due to the acquisition of CMC and the admission into Newcorn of Twin Gardens, which occurred during the final quarter of 1997, as well as increased amortization of costs of patents and trademarks as more have been granted during 1998, offset in part by the completion at December 31, 1997 of the amortization of distribution rights.

Loss from Operations. Loss from operations increased from $7,322,000 in 1997 to $7,700,000 in 1998, an increase of $378,000 or 5.2%. The increase was primarily due to an increase in costs, many of which were one time costs as detailed above, partially offset by the increase in gross profit. However, total operating expenses, excluding depreciation and amortization, increased by $1,581,000 or 20%, but rose at a lower rate than the growth in sales, as reflected by the decrease in total operating expenses as a percentage of sales, from 39.6% in 1997 to 28.7% in 1998. This reflects the continuing and increased leveraging of the Company's infrastructure through the expansion of the Company's business. Management believes that considerable commercial progress was made in 1998 and that the foundation for future sustainable growth has been considerably strengthened. However, because all development costs are expensed as they are incurred, together with the fact that such expense is necessarily incurred before the benefits of increased sales and improved margins can be seen, the Company's financial results do not yet reflect this activity.

Accretion, Discount and Dividends on Preferred Stock. Accretion, discount and dividends on preferred stock increased from $1,167,000 in 1997 to $2,754,000 in 1998, an increase of $1,587,000. The increase principally reflects the amortization of the beneficial conversion features of the Series D Stock, accretion of the fair value of warrants issued concurrently with the issuance of the Series D Stock, and a provision representing a 4% per annum appreciation on the stated value of the Series D Stock while the Series D Stock remains outstanding. The amortization and accretion charges, which commenced in the fourth quarter of 1997, were complete as at December 31, 1998.


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


YEAR 2000 COMPLIANCE

The term "year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and the performance of date-sensitive calculations by computers and other equipment as the year 2000 is approached and reached.

The Company has adopted a written plan (the "EPL Y2K Plan") which outlines the actions the Company plans to take to identify and address year 2000 issues. The EPL Y2K Plan requires each of the Company's business units to prepare a compliance plan (a "Unit Plan") which (i) summarizes efforts taken to identify, prioritize and address year 2000 issues facing such business unit, (ii) estimates the extent to which these year 2000 issues have been addressed, and
(iii) flags foreseeable problems. The EPL Y2K Plan calls for each Unit Plan to identify, prioritize and address both "internal" year 2000 issues (those arising from such unit's computer hardware and software, embedded chips and unit practices with respect to date entry) and "external" year 2000 issues (those arising by virtue of material relationships with customers and suppliers which have year 2000 issues).

The Company has received and reviewed Unit Plans from each of its business units and currently intends to complete (i) its identification of year 2000 issues reasonably expected to have a material impact on the Company's operations by the end of March 1999, (ii) its contingency plans by the end of May 1999 and (iii) any required remediation prior to June 30, 1999. Although the Company is using its best efforts to ensure that these dates will be achieved in a timely manner, no assurance can be given that the Company will not experience delays in executing the EPL Y2K Plan.

The Company is in the process of completing its identification, prioritizing and communicating with critical suppliers, distributors and customers to determine the extent to which the Company may be vulnerable to external year 2000 issues. Detailed evaluations of the most critical third parties have been initiated through questionnaires, interviews and other means. The Company anticipates that each business unit will have identified critical third parties with year 2000 issues by the end of March 1999. Thereafter, the Company intends to monitor the progress made by those parties and formulate appropriate contingency plans to address any year 2000 issues of critical third parties which remain unresolved.

The Company requires each business unit to monitor and report on a monthly basis the cost of identifying and addressing such unit's year 2000 issues. These costs include any incremental out-of-pocket expenses incurred by such unit to assess exposure, prepare and implement a remediation plan, test internal systems, upgrade or replace non-compliant computer hardware and software and embedded technology and contact critical suppliers and customers. The Company does not require such units to monitor the cost of using internal resources (such as salary and related benefit costs) in implementing the EPL Y2K Plan.

The total estimated cost of the Company's year 2000 project, excluding the cost of using internal resources, is estimated at approximately $100,000 and is currently being funded through operating cashflows. Of this total estimated cost, the Company estimates that approximately $30,000 will be attributable to the purchase of new hardware and software and will be capitalized in accordance with the Company's current policies, with the remaining $70,000 to be expensed as incurred. As of February 28, 1999, the Company had incurred approximately $21,000 in costs related to its year 2000 project, all of which had been expensed. The remaining costs are expected to be incurred over the balance of 1999. This total estimated cost is based on numerous assumptions, including the continued availability of current employees responsible for implementing the Company's year 2000 plan, the Company's ability to identify and remediate its year 2000 issues in a timely manner and the severity of any year 2000 issues identified. There can be no assurance, however, that actual costs will not differ materially from this estimate. Factors that may cause actual costs to vary materially from those currently anticipated include, but are not limited to, the availability and cost of personnel capable of implementing the Company's year 2000 plan, the ability to locate and repair or replace all non-compliant hardware, software and embedded technology in a timely manner, the ability of critical suppliers and customers to address their own year 2000 issues adequately.

In addition, year 2000 issues may lead to third party claims, the impact of which cannot yet be estimated. The Company has product and general liability insurance policies which provide coverage in the event of certain product failures. The Company has not purchased insurance specifically designed to cover year 2000 issues because, in management's view, the cost is prohibitive. No assurance can be given that the aggregate cost of defending or resolving such claims, if any, would not have a material adverse effect on the Company.

The Company believes that the EPL Y2K Plan will allow the Company to anticipate and resolve any year 2000 issues in a timely manner. In the event, however, that the Company does not properly identify and resolve year 2000 issues in a timely manner, there can be no assurance that year 2000 issues will not materially and adversely effect the Company. In addition, disruptions in the economy generally resulting from year 2000 issues could also materially and adversely effect the Company. The Company currently believes that the most reasonably likely worst case scenario is either (i) the failure of a supplier to resolve in a timely manner its year 2000 issues, which could result in the temporary slowdown or interruption in the Company's ability to manufacture products and/or to provide services and increased expenses of automated functions which must be performed manually, or (ii) the failure of a customer to resolve in a timely manner its year 2000 issues, which could result in lost revenues if such customer is unable to continue to purchase products and/or services from the Company. The amount of potential liability, lost revenue and incremental expense that would be reasonably likely to result from the failure by the Company and critical third parties to resolve year 2000 issues in a timely manner cannot be reasonably estimated at this time.

The Company is using its best efforts to ensure that the impact of year

2000 issues on its critical systems will not affect its ability to provide products and services to its customers. The Company has not yet completed its analysis of the most reasonably likely worst case scenario it is likely to face. The Company expects to complete its analysis and contingency planning by the end of May 1999 and have its contingency plan in place by the end of the third quarter of 1999. The Company expects that its contingency plan may include stockpiling raw materials, increasing inventory levels, securing alternate sources of supply and other measures.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had $1,831 ,000 in cash and short term investments, compared with $3,757,000 at December 31, 1997, a decrease of $1,926,000. During the year ended December 31, 1998, $6,658,000 was used in operating activities. In addition, $5,108,000 was used in investing activities, the majority of which was used to purchase fixed assets, primarily in relation to the new Camarillo and Darien Facilities. The increase in cash used in operating activities of $737,000 in 1998 compared to 1997 reflects the increased loss in 1998 offset by increased depreciation and amortization, together with increased amounts used in accounts receivable and inventories.

Total financing activities during 1998 provided $9,444,000, compared with $16,581,000 in 1997. Of this, gross proceeds of $8,090,970 were raised in the Company's public offering completed in the second quarter of 1998. The balance came from a net increase in long term debt.

In 1998 the Company repaid approximately $1,171,500 of its term loan facility with the Bank of Scotland, entered into by its subsidiary EPL Technologies (Europe) Limited, which amount had been outstanding as of December 31, 1997. As of December 31, 1998 and 1997, the Company had drawn $665,520 and $658,000 respectively under another line of credit, for up to approximately $665,520 which bears interest of 2% over bank base rate (6.25% as of December 31, 1998). The Company also has a short-term line of credit with the Bank of Scotland for up to approximately $495,000 which also bears interest of 2% over bank base rate. At December 31, 1998 and 1997, approximately $60,000 and $26,000 respectively, was drawn under this facility. The lines of credit are collateralized by the assets of EPL Technologies (Europe) Limited and its subsidiaries. The debt agreements with the Bank of Scotland contain certain covenants applicable to the results of operations of these businesses which provide for maintenance of minimum asset levels and minimum earnings before interest and tax to external interest ratios.

In addition, in July 1998 the Company, through its Spanish subsidiary Fabbri, finalized with Bank Inter an unsecured line of credit for PTS275,000,000 ($1,940,775 at $1.00: PTS 141.7). This facility was drawn in full as of December 31, 1998. The facility carries interest of 0.3% over Bank Inter base rate (3.28% as at December 31, 1998). There are no covenants applicable to the facility.

At the end of the third quarter of 1998, Newcorn entered into two equipment financing loans with General Electric Capital Corporation ("GECC") and Santa Barbara Bank & Trust ("SBBT") secured by specifically identified capital assets. The GECC loan is for approximately $549,000 for a term of 48 months bearing interest at 10.25% per annum. The SBBT loan is for approximately $466,000 for a term of 48 months payable in equal monthly installments bearing interest at 10.5% per annum. At December 31, 1998, approximately $521,000 and $434,000 were outstanding under the GECC and SBBT loans, respectively.

In March 1999, Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company on a short term basis a revolving credit facility in an amount of up to $500,000, of which $475,000 is outstanding as of the date of this Annual Report. The Company's obligations under this facility are unsecured, and amounts outstanding thereunder bear interest at a rate of Nine percent (9%) per annum and are due on the earlier to occur of (a) demand for payment and (b) June 30, 1999. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by Mr. Devine in connection with advancing funds to the Company under this facility.

Also in March 1999, private investors agreed to extend to the Company on a short term basis a revolving credit facility in an amount of up to $500,000 of which $0 is outstanding of the date of this Annual Report. The Company's obligations under this facility are unsecured, and amounts outstanding thereunder bear interest at a rate of 9% per annum and are due on the earlier to occur of (a) demand for payment and (b) June 30, 1999. The Company has agreed not to permit any encumbrance on the assets of its Spanish subsidiary Fabbri without the prior written consent of the lenders under such facility for so long as any amounts remain outstanding thereunder. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by such lenders in connection with advancing funds to the Company under such facility.

On March 30, 1999, Value Management & Research (UK) Limited ("VMR"), an affiliate of Value Management & Research AG, a European asset management and investment advisory firm, and the Company entered into a revolving credit facility in an amount of up to $3,000,000 (the "VMR Facility"). The VMR Facility expires on September 30, 2000, and is to be used for working capital purposes. The Company's obligations under the VMR Facility are unsecured and bear interest at a rate per annum equal to the US prime rate plus 2.25%, provided that the applicable interest rate shall be no less than 9%. The VMR Facility prohibits the Company from (a) encumbering any assets which are located in Spain and owned by the Company or any of its subsidiaries or affiliates ("Spanish Assets") without the prior written consent of VMR, (b) paying any dividend on shares of Common Stock so long as any amounts are outstanding under the VMR Facility and
(c) paying any dividend on any preferred stock of the Company without the prior written consent of VMR. If the Company obtains financing secured by some or all of the Spanish Assets, then the proceeds of such financing are to be applied to repay any amounts outstanding under the VMR Facility unless VMR otherwise agrees. The Company has agreed to pay to VMR an arrangement fee equal to 1.5% of the total amount available under the VMR Facility.

At December 31, 1998, the Company had warrants outstanding and exercisable to purchase 263,857 shares of common stock at a weighted average price of $17.76 per share, which, if exercised, would provide the Company with gross proceeds of approximately $4,687,000. In addition, at December 31, 1998, the Company had 1,996,750 options outstanding and exercisable to purchase shares of common stock at a weighted average price of $9.17 per share, which, if exercised, would provide the Company with gross proceeds of up to approximately $18,316,000. See Note 11 to the Company's Consolidated Financial Statements. At December 31, 1998, commitments for capital expenditures totaled $230,000.

Historically, the Company's revenues have not been sufficient to fund the development of the Company's business, and thus it has had to finance its operating losses externally principally through equity financing. The Company's management believes that anticipated cash flows from consolidated operations, existing resources and financing received subsequent to December 31, 1998 will be sufficient to meet the Company's anticipated operating needs and growth strategy for the next twelve months. The Company may, however, be required to seek additional debt or equity financing in the event the Company's actual operating needs exceed those currently anticipated by management, or the Company's actual cash flows are less than those currently anticipated by management, or to implement the Company's growth strategy. No assurances can be given that the Company will be successful in raising additional capital, and failure to raise such capital would have a material adverse effect on the Company's business, financial condition and results of operations.

FORWARD LOOKING STATEMENTS

Statements in the foregoing discussion that are not statements of historical fact and reflect the intent, belief or expectations of the Company and its management regarding the anticipated impact of events, circumstances and trends should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance, and actual results may vary materially from those projected in the forward-looking statements. Meaningful factors that might affect such results include, but are not limited to: a) the Company's needs for capital, including for acquisitions, which needs have been and are expected to continue to be substantial, and its potential inability to obtain additional financing on satisfactory terms, b) the Company's product development and sales process, which is lengthy and resource intensive, c) the uncertainty of demand for, or the market acceptance of, the Company's products and services, d) the Company's limited resources and experience in marketing and selling its products and services, e) personnel resources and production requirements and potential difficulties in cross-marketing and managing multiple product lines, f) the Company's potential inability to identify and acquire acceptable acquisition targets, to the extent necessary to fulfill its expansion plans, and its potential inability to successfully integrate any such acquisitions into its operations, g) potential product obsolescence and short product life cycles, h) potential competition, particularly in the market for produce packaging, from companies with greater financial, management and other resources, i) the unpredictability and volatility of the market for agricultural products, j) changes in U.S. and foreign regulation, k) difficulty with research and development and sales and marketing activities regarding new and existing products, including extension of necessary time periods or increase in expense for product introduction and market penetration, l) potential difficulties in obtaining or protecting intellectual property rights or the infringement of proprietary or other rights of the Company by third parties, m) raw material availability and pricing, n) loss of services of key employees of the Company and o) delays in the Company's ability to bring into production new facilities or equipment, as well as other information contained in the Company's other filings with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company uses its unsecured and secured lines of credit, equipment financing loans, notes payable and capital leases to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in the related banks' base rates.

To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's unsecured and secured lines of credit, equipment financing loans, notes payable and capital leases in effect at December 31, 1998. The information is presented in U.S. dollars or, where appropriate, U.S. dollar equivalents, which is the Company's reporting currency. The instruments' actual cash flows are denominated in U.S. dollars ($US), British pounds sterling and Spanish pesetas, as indicated in parentheses.

                         Principal Amount Maturing In:
                                                                                                                         Fair
                                        1999      2000      2001      2002      2003        Thereafter     Total          Value
                                        ----      ----      ----      ----      ----        ----------     -----          ------
Interest Rate Sensitive Liabilities:

Long Term Debt:
  Fixed Rate ($US)                      414,472   487,720   359,472   228,414     5,117        76,566      1,491,781      1,491,781
  Average Interest Rate                   9.36%     9.49%     9.78%    10.16%     9.17%         8.00%           --

  Variable Rate (pounds sterling)        35,637      --     133,333   133,333   133,333          --          435,837        435,837
  Variable Rate (thousand pesetas)         --        --        --        --        --         275,000        275,000        275,000
  Variable Rate ($US)                    59,626      --     221,640   221,640   221,640     1,840,775      2,685,921      2,685,921
  Average Interest Rate                   8.25%               8.25%     8.25%     8.25%         3.50%           --

INDEX                                                                                     PAGE
INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .30

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998 AND 1997
     AND FOR THE YEARS ENDED SEPTEMBER 31, 1998, 1997 AND 1996:

CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .31

CONSOLIDATED STATEMENTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . .32

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS . . . . . . . . . .33

CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . . . . . . . . . . . . . . .34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . .35-48

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of
  EPL Technologies, Inc.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of EPL Technologies, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EPL Technologies, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania


March 30, 1999

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          1998             1997

CURRENT ASSETS:
  Cash and cash equivalents                                                                           $  1,831,139     $  3,756,956
  Accounts receivable, net                                                                               6,419,712        5,382,125
  Inventories                                                                                            4,275,490        3,411,213
  Prepaid expenses and other current assets                                                              1,462,663        1,060,506
                                                                                                      ------------     ------------

           Total current assets                                                                         13,989,004       13,610,800
                                                                                                      ------------     ------------

PROPERTY AND EQUIPMENT, Net                                                                             11,724,648        8,145,543
                                                                                                      ------------     ------------

INTANGIBLE ASSETS, Net:
  Patent and distribution rights, net of accumulated amortization of $1,895,910
    and  $1,624,380 at December 31, 1998 and 1997                                                          901,285          977,903
  Goodwill, net of accumulated amortization of $959,212 and $633,827 at December 31, 1998 and 1997       2,921,061        3,247,229
  Other intangibles, net of accumulated amortization of $155,194 and $117,989 at
    December 31, 1998 and 1997                                                                             181,964          218,480

Other noncurrent assets                                                                                     53,546
                                                                                                      ------------     ------------

           Total other assets                                                                            4,057,856        4,443,612
                                                                                                      ------------     ------------

TOTAL ASSETS                                                                                          $ 29,771,508     $ 26,199,955
                                                                                                      ============     ============

CURRENT LIABILITIES:
  Accounts payable                                                                                    $  6,469,055     $  4,738,369
  Accrued expenses                                                                                       1,210,129        1,147,597
  Other liabilities                                                                                        705,029          815,280
  Current portion of long-term debt                                                                        474,098          396,070
                                                                                                      ------------     ------------

           Total current liabilities                                                                     8,858,311        7,097,316

LONG-TERM DEBT                                                                                           3,683,604        1,791,903

DEFERRED INCOME TAXES                                                                                       77,964           77,964
                                                                                                      ------------     ------------

           Total liabilities                                                                            12,619,879        8,967,183
                                                                                                      ------------     ------------

COMMITMENTS AND CONTINGENCIES (Note 13)

CONVERTIBLE SERIES D PREFERRED STOCK, $1,000 par value -
  authorized, 12,500 shares issued and outstanding 12,300 and 12,500 shares in 1998 and 1997            12,846,586       10,617,346

STOCKHOLDERS' EQUITY:
  Convertible Series A Preferred Stock, $1.00 par value - authorized, 3,250,000 shares;
    issued and outstanding 60,000 and 2,073,000 shares in 1998 and 1997                                     60,000        2,073,000
  Convertible Series C Preferred Stock, $.001 par value -
    authorized, 144,444 shares; issued and outstanding, 144,444 shares in 1997                                                  144
  Common Stock, $0.001 par value - authorized, 50,000,000 shares;
    issued and outstanding, 11,510,964 and 9,047,982 shares in 1998 and 1997                                11,511            9,048
  Additional paid-in capital                                                                            38,442,213       28,697,761
  Accumulated deficit                                                                                  (34,651,720)     (24,206,954)
  Accumulated other comprehensive income                                                                   443,039           42,427
                                                                                                      ------------     ------------

           Total stockholders' equity                                                                    4,305,043        6,615,426
                                                                                                      ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                            $ 29,771,508     $ 26,199,955
                                                                                                      ============     ============

See notes to consolidated financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

----------------------------------------------------------------------------------------------
                                                    1998             1997             1996

SALES                                           $ 32,977,537     $ 19,953,480     $ 11,314,141

COST OF SALES                                     29,481,264       18,090,546        9,136,286
                                                ------------     ------------     ------------

GROSS PROFIT                                       3,496,273        1,862,934        2,177,855

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       7,903,882        6,692,727        4,413,365

RESEARCH AND DEVELOPMENT COSTS                     1,572,825        1,202,645          938,719

DEPRECIATION AND AMORTIZATION                      1,719,442        1,289,758        1,009,746
                                                ------------     ------------     ------------

LOSS FROM OPERATIONS                              (7,699,876)      (7,322,196)      (4,183,975)

INTEREST EXPENSE, NET                                 25,345          122,025           20,223

LOSS FROM UNCONSOLIDATED AFFILIATES                   56,145

MINORITY INTEREST                                                   (202,120)          (9,711)
                                                ------------     ------------     ------------

LOSS BEFORE INCOME TAX (BENEFIT) EXPENSE          (7,781,366)      (7,242,101)      (4,194,487)

INCOME TAX (BENEFIT) EXPENSE                                         (55,043)         101,432
                                                ------------     ------------     ------------

NET LOSS                                          (7,781,366)      (7,187,058)      (4,295,919)

ACCRETION, DISCOUNT AND DIVIDENDS
  ON PREFERRED STOCK                               2,753,727        1,167,486          998,924
                                                ------------     ------------     ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS      $(10,535,093)    $ (8,354,544)    $ (5,294,843)
                                                ============     ============     ============

LOSS PER COMMON SHARE                           $      (0.99)    $      (1.00)    $      (0.71)
                                                ============     ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        10,598,878        8,372,537        7,436,759
                                                ============     ============     ============

See notes to consolidated financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

----------------------------------------------------------------------------------------------------------------------------------


                                                                                         SERIES A                 SERIES B
                                                              COMMON STOCK            PREFERRED STOCK          PREFERRED STOCK
                                                          ---------------------  -------------------------   ---------------------
                                                            NUMBER      AMOUNT     NUMBER        AMOUNT       NUMBER      AMOUNT

BALANCE, JANUARY 1, 1996                                   6,604,276   $  6,604   2,890,000   $  2,890,000

  Preferred shares issued for cash                                                                            531,915   $    5,319
  Discount on Series B preferred stock
  Exercise of options                                        192,000        192
  Shares issued to pay expenses and fees                       2,992          3
  Conversion of preferred shares to common shares            266,667        267    (400,000)      (400,000)
  Exercise of warrants (net of costs)                        699,665        699
  Comprehensive loss
    Net loss
    Other comprehensive income (loss)
      Foreign currency adjustment

  Comprehensive loss
                                                          ----------   --------  ----------   ------------   --------   ----------

BALANCE, DECEMBER 31, 1996                                 7,765,600      7,765    2,490,000     2,490,000    531,915        5,319

  Shares issued in private placement (net of issuance
     costs)                                                  168,750        169
  Preferred shares issued for cash:
    Series C preferred stock
    Series D preferred stock
    Accretion of Series C warrant value
    Accretion of Series D warrants, discount,
      increase in stated value and issuance costs
    Discount on Series C preferred stock
    Exercise of options (net of costs)                       410,250        410
    Conversion of preferred shares to common shares          543,957        544    (417,000)      (417,000)  (531,915)      (5,319)
    Exercise of warrants (net of costs)                      119,425        120
    Shares issued for acquisitions                            40,000         40
  Comprehensive loss

    Net loss

    Other comprehensive income (loss)
      Foreign currency adjustment


  Comprehensive loss
                                                          ----------   --------  ----------   ------------   --------   ----------

BALANCE, DECEMBER 31, 1997                                 9,047,982      9,048   2,073,000      2,073,000

  Shares issued in public offering (net of issuance
     costs)                                                  809,097        809
  Accretion of Series C warrant value
  Accretion of Series D warrants, discount,
     increase in stated value and issuance costs
  Exercise of options (net of costs)                         158,000        158
  Conversion of Series A and C preferred shares to
     common shares                                         1,414,222      1,414  (2,013,000)  (2,013,00)
  Conversion of Series D preferred stock to common
     shares                                                   48,088         48
  Exercise of warrants (net of costs)                         33,575         34
  Comprehensive (loss) income

    Net loss

    Other comprehensive income (loss)
      Foreign currency adjustment


  Comprehensive loss
                                                          ----------   --------  ----------   ------------   --------   ----------
BALANCE, DECEMBER 31, 1998                                11,510,964   $ 11,511      60,000   $     60,000              $
                                                          ==========   ========  ==========   ============   ========   ==========

-----------------------------------------------------------------------------------------------------------------------------


                                                                SERIES C
                                                             PREFERRED STOCK       ADDITIONAL
                                                           ---------------------     PAID-IN      COMPREHENSIVE   ACCUMULATED
                                                            NUMBER      AMOUNT       CAPITAL         LOSS          DEFICIT

BALANCE, JANUARY 1, 1996                                                          $ 14,850,596                  $ (11,362,545)

  Preferred shares issued for cash                                                   2,494,681
  Discount on Series B preferred stock                                                 625,000                       (625,000)
  Exercise of options                                                                  255,328
  Shares issued to pay expenses and fees                                                23,929
  Conversion of preferred shares to common shares                                      399,733
  Exercise of warrants (net of costs)                                                3,298,177
  Comprehensive loss
    Net loss                                                                                      $(4,295,919)     (4,295,919)
    Other comprehensive income (loss)
      Foreign currency adjustment                                                                     260,229
                                                                                                  -----------
Comprehensive loss                                                                               $ (4,035,690)
                                                                                  ------------   ============   -------------
BALANCE, DECEMBER 31, 1996                                                          21,947,444                    (16,283,464)

  Shares issued in private placement (net of issuance
     costs)                                                                          1,246,672
  Preferred shares issued for cash:
    Series C preferred stock                                 144,444   $    144        622,549
    Series D preferred stock                                                         1,943,569
    Accretion of Series C warrant value                                                 19,833                        (19,833)
    Accretion of Series D warrants, discount,
      increase in stated value and issuance costs                                                                    (644,377)
    Discount on Series C preferred stock                                                72,222                        (72,222)
    Exercise of options (net of costs)                                               1,489,557
    Conversion of preferred shares to common shares                                    421,775
    Exercise of warrants (net of costs)                                                369,180
    Shares issued for acquisitions                                                     564,960
  Comprehensive loss

    Net loss                                                                                      $(7,187,058)     (7,187,058)

    Other comprehensive income (loss)
      Foreign currency adjustment                                                                    (208,986)
                                                                                                  -----------

  Comprehensive loss                                                                              $(7,396,044)
                                                           ---------   --------   ------------    ===========   -------------
BALANCE, DECEMBER 31, 1997                                   144,444        144     28,697,761                    (24,206,954)

  Shares issued in public offering (net of issuance
     costs)                                                                          6,622,813
  Accretion of Series C warrant value                                                   40,000                        (40,000)
  Accretion of Series D warrants, discount,
     increase in stated value and issuance costs                                                                   (2,623,400)
  Exercise of options (net of costs)                                                   794,949
  Conversion of Series A and C preferred shares to
     common shares                                          (144,444)      (144)     2,011,730
  Conversion of Series D preferred stock to common
     shares                                                                            208,435
  Exercise of warrants (net of costs)                                                   66,525
  Comprehensive (loss) income

    Net loss                                                                                       (7,781,366)     (7,781,366)

    Other comprehensive income (loss)
      Foreign currency adjustment                                                                     400,612
                                                                                                  -----------

  Comprehensive loss                                                                               (7,380,754)
                                                            --------   --------   ------------    ===========   -------------
BALANCE, DECEMBER 31, 1998                                             $          $ 38,442,213                  $ (34,651,720)
                                                           =========   ========   ============                  =============

---------------------------------------------------------------------------------------
                                                           ACCUMULATED
                                                               OTHER
                                                           COMPREHENSIVE      TOTAL
                                                               INCOME      STOCKHOLDERS'
                                                               (LOSS)         EQUITY

BALANCE, JANUARY 1, 1996                                     $  (8,816)    $  6,375,839

  Preferred shares issued for cash                                            2,500,000
  Discount on Series B preferred stock
  Exercise of options                                                           255,520
  Shares issued to pay expenses and fees                                         23,932
  Conversion of preferred shares to common shares
  Exercise of warrants (net of costs)                                         3,298,876
  Comprehensive loss
    Net loss                                                                 (4,295,919)
    Other comprehensive income (loss)
      Foreign currency adjustment                              260,229          260,229

  Comprehensive loss
                                                             ---------     ------------

BALANCE, DECEMBER 31, 1996                                     251,413        8,418,477

  Shares issued in private placement (net of issuance
     costs)                                                                   1,246,841
  Preferred shares issued for cash:
    Series C preferred stock                                                    622,693
    Series D preferred stock                                                  1,943,569
    Accretion of Series C warrant value
    Accretion of Series D warrants, discount,
      increase in stated value and issuance costs                              (644,377)
    Discount on Series C preferred stock
    Exercise of options (net of costs)                                        1,489,967
    Conversion of preferred shares to common shares
    Exercise of warrants (net of costs)                                         369,300
    Shares issued for acquisitions                                              565,000
  Comprehensive loss

    Net loss                                                                 (7,187,058)

    Other comprehensive income (loss)
      Foreign currency adjustment                             (208,986)        (208,986)


  Comprehensive loss
                                                             ---------     ------------
BALANCE, DECEMBER 31, 1997                                      42,427        6,615,426

  Shares issued in public offering (net of issuance
     costs)                                                                   6,623,622
  Accretion of Series C warrant value
  Accretion of Series D warrants, discount,
     increase in stated value and issuance costs                             (2,623,400)
  Exercise of options (net of costs)                                            795,107
  Conversion of Series A and C preferred shares to
     common shares
  Conversion of Series D preferred stock to common
     shares                                                                     208,483
  Exercise of warrants (net of costs)                                            66,559
  Comprehensive (loss) income

    Net loss                                                                 (7,781,366)

    Other comprehensive income (loss)
      Foreign currency adjustment                              400,612          400,612


  Comprehensive loss
                                                             ---------     ------------
BALANCE, DECEMBER 31, 1998                                   $ 443,039     $  4,305,043
                                                             =========     ============

See notes to consolidated financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

---------------------------------------------------------------------------------------------------------------------------

                                                                                 1998             1997             1996

OPERATING ACTIVITIES:
  Net loss                                                                   $ (7,781,366)    $ (7,187,058)    $ (4,295,919)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Expenses paid with common stock                                                                                23,932
      Depreciation and amortization                                             1,719,442        1,289,758        1,009,746
      Minority interest and gain on sale of fixed assets                          (44,835)        (189,954)         (10,376)
      Equity loss                                                                  56,145
      Changes in assets and liabilities, net of effects from
        acquisitions of businesses, which (used) provided cash:
          Accounts receivable                                                  (1,037,587)         218,752       (1,381,262)
          Due from related parties                                                                  34,101           40,676
          Inventories                                                            (864,277)          36,617       (1,136,800)
          Prepaid expenses and other current assets                              (455,703)        (274,905)        (168,520)
          Accounts payable                                                      1,730,686          529,792        1,192,893
          Accrued expenses                                                         62,532         (405,749)         669,632
          Other liabilities                                                       (50,625)          27,900          216,022
                                                                             ------------     ------------     ------------

           Net cash used in operating activities                               (6,665,588)      (5,920,746)      (3,839,976)
                                                                             ------------     ------------     ------------

INVESTING ACTIVITIES:
  Fixed assets acquired                                                        (5,062,696)      (1,036,638)      (1,997,071)
  Proceeds from sale of fixed assets                                               59,546           36,822           23,033
  Acquisition of businesses and contingent payments, net of cash acquired         (75,000)      (7,330,279)        (767,869)
  Cost of patent acquired                                                         (29,363)          (4,157)
                                                                             ------------     ------------     ------------

           Net cash used in investing activities                               (5,107,513)      (8,334,252)      (2,741,907)
                                                                             ------------     ------------     ------------

FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                  3,443,666        1,800,410        1,511,127
  Payment of long-term debt                                                    (1,533,562)      (1,429,377)      (1,126,377)
  Proceeds from sale of common stock/warrants/options                           7,533,517        3,671,110        3,554,396
  Proceeds from sale of preferred stock                                                         12,539,230        2,500,000
                                                                             ------------     ------------     ------------

           Net cash provided by financing activities                            9,443,621       16,581,373        6,439,146
                                                                             ------------     ------------     ------------

EFFECT OF EXCHANGE RATE CHANGE ON CASH                                            403,663         (208,986)         260,229
                                                                             ------------     ------------     ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (1,925,817)       2,117,389          117,492

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    3,756,956        1,639,567        1,522,075
                                                                             ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                       $  1,831,139     $  3,756,956     $  1,639,567
                                                                             ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during year for:
      Interest                                                               $    186,084     $    195,857     $    107,027
      Income taxes                                                                 36,173           23,951           55,635

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Accretion of warrants, discount, increase in stated value and
    issuance costs related to preferred stock                                $  2,663,400     $    736,432     $    625,000
  Issuance of common stock for:
    Acquisition of subsidiary                                                                      565,000
    Exchange for services and other fees                                                                             23,932
    Conversion of preferred shares to common shares                               208,483          422,319          400,000

See notes to consolidated financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A. ORGANIZATION - EPL Technologies, Inc. and subsidiaries (the "Company") is engaged in the development, manufacture and marketing of proprietary food processing technologies (primarily through its EPL Food Products, Inc., EPL Produce Technologies, Inc. and NewCornCo LLC subsidiaries), packaging technologies (primarily through its EPL Flexible Packaging, Inc., EPL Flexible Packaging Ltd. and Fabbri Artes Graficas Valencia S.A. subsidiaries) and related scientific and technical services that facilitate the maintenance of the quality and integrity of fresh produce (primarily through its California Microbiological Consulting, Inc. and Pure Produce, Inc. subsidiaries).

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

      D. ACCOUNTS RECEIVABLE - Accounts receivable are shown net of allowance for doubtful accounts of $545,898 and $419,212 as of December 31, 1998 and 1997, respectively.

      E. INVENTORIES - Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out
            (FIFO) method (see Note 3).

      F. PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization is calculated by the straight-line method, based upon the estimated useful lives of the assets which are as follows:

             Production and laboratory equipment    5-10 years
             Machinery and office equipment         3-11 years
             Leasehold improvements                 The term of the lease and
                                                    up to two option periods or
                                                    the estimated life of the
                                                    asset, whichever is shorter.
             Motor vehicles                         3-6 years
             Buildings                              20-40 years

      G.    OTHER ASSETS -

            Goodwill (Note 6) - Goodwill related to the acquisition of certain subsidiaries is being amortized on a straight-line basis over 10 years.

            Distribution Rights (Note 5) - Are being amortized on a
                  straight-line basis over the ten-year life of the distribution rights agreement.

            Patents (Note 5) - Costs related to acquired patents are being amortized on a straight-line basis over the life of the patent. Costs related to internally-developed patents are generally expensed as incurred.

            Other Intangibles (Note 6) - Other intangibles which consist of trademarks, formulations and non-compete agreements are being amortized on a straight-line basis over 5 to 10 years.

            Total amortization expense related to intangible assets was $549,823, $670,309 and $624,844 for the years ended December 31,
            1998, 1997 and 1996, respectively.

      H. INCOME TAXES - The Company has adopted the provisions of Financial Accounting Standards Board ("FASB") Statement No. 109, Accounting for Income Taxes (SFAS No. 109). SFAS No. 109 requires that deferred income taxes reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial report amounts using the enacted marginal rate in effect for the year in which the differences are expected to reverse.

      I. REVENUE RECOGNITION - Revenues are recognized either at the time of shipment to customers or, for inventory held at customers' facilities, at the time the product is utilized in the customers' processing operations.

      J. FOREIGN CURRENCY TRANSLATION ADJUSTMENT - The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52. All balance sheet accounts have been translated using the current exchange rate at the balance sheet date. Income statement amounts have been translated using the average rate for the year. The profit or loss resulting from the change in exchange rates has been reported separately as other comprehensive income or loss.

      K. RECLASSIFICATIONS - Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements in order to conform with the 1998 presentation.

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

      N. STOCK-BASED COMPENSATION - The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. See Note 11 for pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

      O.    NEW ACCOUNTING PRONOUNCEMENTS

            During the year ended December 31, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income.

            During the year ended December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (see Note 17).

            In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-up Activities. This SOP provides guidance on the financial reporting of start-up costs and organizational costs. It requires costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for fiscal years beginning after December 15, 1998. Initial application of this SOP should be recorded as the cumulative effect of a change in accounting principle. The company does not expect the adoption of this SOP to have a material impact on its consolidated financial position or result of operations.

            In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those statements at fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is encouraged. The Company has not yet determined the impact SFAS No. 133 will have on its consolidated financial position or results of operations.

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

      The Company has undergone a number of operational improvements as well as made significant investments in development and marketing activities related to its various processing aids' businesses in 1998, which the Company's management believes will improve cash flows from operations. Management believes that such cash flows, together with existing resources and financing received subsequent to December 31, 1998 (see Note 17) will be sufficient to meet the Company's operating needs for the next twelve months. The Company may, however, be required to seek additional debt or equity financing to meet its operating cash needs and to implement its growth strategy.

3.    INVENTORIES

      Inventories consisted of the following:

                                                            DECEMBER 31,
                                                   -----------------------------
                                                      1998               1997

Raw materials and supplies                         $2,594,370         $2,285,588
Finished goods                                      1,681,120          1,125,625
                                                   ----------         ----------

    Total inventories                              $4,275,490         $3,411,213
                                                   ==========         ==========

4.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                                          DECEMBER 31,
                                                  -----------------------------
                                                     1998              1997

Production and laboratory equipment               $  7,298,084     $  5,352,748
Buildings                                            3,876,452        3,491,214
Machinery and office equipment                         413,357          306,843
Leasehold improvements                               2,169,413           20,077
Motor vehicles                                          63,855           43,776
                                                  ------------     ------------

    Total property and equipment                    13,821,161        9,214,658
Accumulated depreciation and amortization           (2,096,513)      (1,069,115)
                                                  ------------     ------------

Property and equipment, net                       $ 11,724,648     $  8,145,543
                                                  ============     ============

      Depreciation expense was $1,169,619, $619,449 and $384,902 for the years ended December 31, 1998, 1997 and 1996, respectively.

5.    PATENT AND DISTRIBUTION RIGHTS

      In connection with an acquisition on December 31, 1992, the purchase cost was allocated primarily to patents acquired. The patent was formally approved in June 1990 and, therefore, the patent value is being amortized over the remaining fourteen and one half years of its life commencing January 1, 1993. Patents, net, totaled $901,285 and $977,903 as of December 31, 1998 and 1997, respectively.

6.    ACQUISITIONS

      In December 1997, the Company acquired all of the issued and outstanding shares of capital of Fabbri Artes Graficas Valencia S.A. ("Fabbri"), a Spanish company, through a newly formed, wholly owned subsidiary of the Company, EPL Technologies SL. Fabbri is based in Valencia, Spain, and is a converter, printer and marketer of specialty flexible packaging, serving principally the southern European citrus fruit market. The business was acquired for cash of US $5,500,000. The Company has accounted for the Fabbri acquisition under the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation resulted in net write-up of the property, plant and equipment acquired of approximately $1,658,000 over the book value of such assets. The Fabbri acquisition was financed with a portion of the proceeds from a private placement of 12,500 shares of its Series D Preferred Stock, par value $0.01 per share (the "Series D Stock") (see Note 9).

      The results of Fabbri have been included with those of the Company since the date of acquisition. The following summarized unaudited consolidated pro forma information for the year ended December 31, 1997 has been presented as if the Fabbri acquisition had occurred on January 1, 1997. This unaudited pro forma information is based on the historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated Fabbri since January 1, 1997:

                                                                   DECEMBER 31,
                                                                       1997

Sales                                                              $ 26,781,000
                                                                   ============

Net loss                                                           $(10,841,000)
                                                                   ============

Loss per common share                                              $      (1.29)
                                                                   ============

      In October 1997, the Company acquired 100% of California Microbiological Consulting, Inc. ("CMC"), based in Walnut Creek, California. CMC was acquired in a primarily stock transaction valued at approximately $650,000 (including acquisition costs). The cost of acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill of approximately $509,000 which is being amortized over 10 years. CMC specializes in food safety, forensic testing and microbiological consulting.

      In July 1996, the Company formed NewCornCo, LLC, a jointly owned limited liability company in which the Company owns a 51% equity interest. As of December 31, 1996, the remaining 49% interest was owned by Underwood Ranches, the trade name of Agricultural Innovation and Trade, Inc. In December 1997, NewCornCo, LLC acquired certain assets of Twin Garden Sales Inc. in exchange for $600,000 in cash and 15% membership interest in NewCornCo, LLC. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired. This allocation resulted in goodwill of approximately $498,000, which is being amortized over 10 years. The Company continues to own 51% of the joint venture while Underwood Ranches' interest was reduced to 34%. Since the equity of the minority partners has been reduced to zero, the Company is recording 100% of NewCornCo, LLC's losses until such time as NewCornCo, LLC achieves a profitable level. NewCornCo, LLC utilizes the Company's proprietary processing aid technology.

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

      In July 1996, the Company acquired, through a wholly owned U.K. subsidiary (EPL Flexible Packaging Limited ("EPL Flexible")), some of the fixed assets located at Gainsborough, Lincolnshire, UK, of a division of Printpack Europe (St. Helens) Limited ("Printpack St. Helens"). EPL Flexible also assumed a real estate lease and offered employment to some of the employees of Printpack St. Helens. The total net consideration paid was $1,286,500. This operation currently provides all of the printing services for EPL Flexible in the snack food and produce industries.

      In July 1996, the Company formed a wholly owned U.S. subsidiary, Crystal Specialty Films, Inc., ("Crystal") to acquire the assets and assume some of the liabilities of Crystal Plastics, Inc., based in Illinois. Crystal uses "K" resin and polystyrene resins to manufacture a range of proprietary films for a variety of applications. After an initial payment of approximately $400,000, an additional amount of $267,000 was payable in quarterly installments over two years, with a final payment to be based on the performance of the business over the next two years. Crystal serves as the site for proprietary gas-flame perforation equipment which the Company has had custom-built in the U.K. and which is planned to be the basis for penetration of the U.S. film perforation market. On January 10, 1998, the Company agreed to pay off the remaining installment debt and make a further payment of $75,000 to settle the contingent purchase price arrangement and all outstanding amounts due under the purchase agreement. In addition, during May 1998, Crystal was merged with Respire Films, Inc., another subsidiary of the Company, and was renamed EPL Flexible Packaging, Inc.

      Except as noted above, the pro forma effects of these acquisitions were not significant.

7.    INCOME TAXES

The provision for income taxes for the years ended December 31, 1998 and 1997 consists of deferred foreign income tax benefit of $0 and $55,043, respectively. There was no federal or state benefit provided for domestic losses as a 100% valuation allowance was recorded based on management's assessment that realization was not likely. In addition, there was no foreign benefit provided for certain foreign losses as a 100% valuation allowance was recorded based on management's assessment that realization was not likely. The tax rate on other foreign income was less than the U.S. rate.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and is a summary of the significant components of the Company's deferred federal tax assets and liabilities:

                                                    1998               1997

Deferred Tax Asset:
  Other assets                                   $    79,653        $    59,983
  Foreign assets                                     194,118            160,706
  Operating loss carryforwards                     8,450,080          6,628,944
                                                 -----------        -----------

  Gross deferred tax asset                         8,723,851          6,849,633
  Valuation allowance                             (8,645,197)        (6,830,508)
                                                 -----------        -----------

           Deferred tax asset                         78,654             19,125
                                                 -----------        -----------

Deferred Tax Liability:
  Fixed assets                                        60,622             19,125
  Foreign liability                                   95,996             77,964
                                                 -----------        -----------

  Deferred tax liability                             156,618             97,089
                                                 -----------        -----------

Net deferred tax liability                       $    77,964         $    77,964
                                                 ===========         ===========

      For income tax reporting purposes, the Company has net operating loss carryforwards of $24,853,177 which will expire between 2003 and 2013.

8.    LONG-TERM DEBT

                                                            DECEMBER 31,
                                                    ----------------------------
                                                       1998              1997

Unsecured line of credit                            $1,940,775
Term loan facility                                                    $1,168,234
Secured lines of credit                                725,146           684,344
Equipment financing loans                              955,088
Notes payable                                          229,948           100,125
Capital leases                                         306,745           235,270
                                                    ----------        ----------

                                                     4,157,702         2,187,973
Less current portion                                   474,098           396,070
                                                    ----------        ----------

Long-term debt                                      $3,683,604        $1,791,903
                                                    ==========        ==========

      In 1998 the Company repaid approximately $1,171,500 of its term loan facility with the Bank of Scotland, entered into by its subsidiary EPL Technologies (Europe) Limited, which had been outstanding at December 31, 1997. As of December 31, 1998 and 1997, the Company had drawn $665,520 and $658,000, respectively, under an existing line of credit for up to approximately $665,520, which bears interest of 2% over bank base rate (6.25% as of December 31, 1998). The Company also has a short-term line of credit with the Bank of Scotland for up to approximately $495,000 which also bears interest of 2% over bank base rate. At December 31, 1998 and 1997, $59,626 and $26,183, respectively, was drawn under this facility. The lines of credit are collateralized by the assets of EPL Technologies (Europe) Limited and its subsidiaries. The debt agreements with the Bank of Scotland contain certain covenants applicable to the results of operations of these businesses which provide for maintenance of minimum asset levels and minimum earnings before interest and tax to external interest ratios.

      In 1998, Fabbri entered into an unsecured line of credit with Bankinter, S.A. for US $1,940,775 (275 million pesetas @ $1.00 = 141.696 pesetas) for an indefinite period. This loan bears interest at 0.30% over bank base rate (3.28% as of December 31, 1998). At December 31, 1998, the full amount has been drawn on this line of credit.

      In 1998, NewCornCo, LLC entered into two equipment financing loans with General Electric Capital Corporation ("GECC") and Santa Barbara Bank & Trust (SBB&T) secured by specifically identified capital assets. The GECC loan is for $549,032 for a term of 48 months bearing interest at 10.25% per annum. The SBB&T loan is for $465,977 for a term of 48 months payable in equal monthly installments bearing interest at 10.5% per annum. At December 31, 1998, $520,939 and $434,149 were outstanding on the GECC and SBB&T loans, respectively.

      In conjunction with the acquisition of some of the assets of Crystal Plastics, Inc., (Note 6), the Company entered into a $267,000 note payable with the prior owner. The note was payable in eight quarterly principal installments of $33,375 through 1998. In 1998, this note payable was repaid in full. Notes payable at December 31, 1998 relate primarily to a financing arrangement related to an insurance policy.

      Other debt relates to capital leases that bear interest at rates from 5.9% through 13.0%, with varying monthly principal and interest payments.

      At December 31, 1998, aggregate annual maturities of long-term debt (including current portion) were as follows:

YEAR ENDING DECEMBER 31,
1999                                                                  $  474,098
2000                                                                     407,720
2001                                                                     581,312
2002                                                                     450,254
2003                                                                     226,957
Thereafter                                                             2,017,361
                                                                      ----------
                                                                      $4,157,702
                                                                      ==========

9.    CONVERTIBLE PREFERRED STOCK

      The Series A Preferred Stock, (the "Series A Stock") which has been issued up to its authorized limit of 3,250,000, was issued at a price of $1.00 per share with each share of Series A Stock carrying the option to convert into common shares at a rate of $1.50 per share. The Series A Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series A Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares ($1.50 per share) at the Company's option (dividends in arrears at December 31, 1998 and 1997 totaled $1,414,692 and $1,334,159, respectively.) During 1998, shareholders holding 2,013,000 shares of Series A Stock elected to exercise their right of conversion, leaving 60,000 shares of Series A Stock outstanding at December 31, 1998. In addition, 20% of the common stock conversion option carries detachable warrants at a price of $2.00 per warrant. During 1998, 1997 and 1996, 33,575, 54,200 and 12,333 warrants were exercised, respectively, leaving no such warrants unexercised at December 31, 1998.

      On July 23, 1996, the Company issued 531,915 of these shares, designated as Series B Convertible Preferred Stock (the "Series B Stock") at an aggregate consideration of $2,500,000 to two existing institutional investors in the Company. The Series B Stock contains the option to convert into such number of shares of common stock as is determined by dividing $4.70 by the conversion price (as defined in the documentation for the Series B stock) in effect at the time of conversion for each share of Series B stock. The extent of the beneficial conversion feature, representing the difference between, the $9.40 conversion price and the prevailing market price of the common stock at the date of issuance, a total of $625,000, was immediately accreted upon issuance. During 1997, the shareholders of the Series B Stock elected to fully exercise their right of conversion into common stock and thus there were no shares of Series B Stock outstanding at December 31, 1998 or 1997.

      During 1997, the Company received gross proceeds of $1.0 million, before deducting associated costs of approximately $42,000, from an existing institutional stockholder in connection with a private offering of common and Board Designated Preferred Stock. This resulted in the issuance of 43,750 shares of common stock, together with 144,444 shares of Board Designated Preferred Stock--designated Series C Convertible Preferred Stock (the "Series C Stock"). The Series C Stock carries the option to convert into such number of shares of Common stock as is determined by dividing $4.50 by the conversion price (as defined in the documentation for the Series C Stock), in effect at the time of conversion for each share of Series C stock. The extent of the beneficial conversion feature, representing the difference between the $9.00 conversion price and the prevailing market price of the common stock at the date of issuance, a total of $72,222, was accreted immediately upon issuance. The Series C Stock carries a dividend rate of 10% per annum, payable in cash and/or shares at the Company's option. Dividends in arrears on the

      Series C Stock at December 31, 1998 and 1997 totaled $49,239 and $37,842, respectively. In connection with the issuance of the Series C Stock, the Company issued warrants to purchase 30,993 shares of the Company's common stock at an exercise price of $10.00 per share. The value of these warrants is being accreted over the estimated lives of these warrants (5 years). During 1998, the shareholders of the Series C Stock elected to fully exercise their right of conversion into common stock and thus, there were no shares of Series C Stock outstanding at December 31, 1998.

      At the Annual Meeting of the Company held on July 21, 1997, the stockholders of the Company approved an increase in the number of shares of Board Designated Preferred Stock reserved for issuance from 2,000,000 to 4,000,000. During 1997, the Company issued 12,500 shares of Board Designated Preferred Stock - designated Series D Convertible Preferred Stock - at an aggregate consideration, before associated costs and expenses, of $12,500,000, to three new institutional investors (the "Series D Stock"). Such issuance was made under Regulation D under the Securities Act of 1933, as amended, in a transaction not involving a public offering. The Series D Stock certificate of designation contains provisions which in certain circumstances outside of the Company's control, could provide the Series D Stockholders with the ability to redeem their shares. The amount to be paid by the Company in the event of a redemption would be calculated as the greater of (a) 115% of the stated value of the Series D stock plus 4% appreciation accrued from the issuance date to the redemption date or (b) the "parity value" of the shares to be redeemed, which is calculated as the number of shares issuable upon conversion multiplied by the closing price on the redemption date.

      The terms of the Series D Stock Agreement limit the number of shares the Series D stock is convertible into to 19.99% of the Company's outstanding common stock at the conversion date without obtaining the approval of the Company's common shareholders. At such conversion date, any additional shares presented for conversion must be redeemed by the Company.

      The Series D Stock carries the option to convert into shares of common stock at a variable rate, based on the stated value ($1,000) divided by 94% of the prevailing market price at the time of conversion, as calculated based on the lowest five-day average closing bid price per share of common stock during a specified period of time, and subject to certain limitations. The extent of the beneficial ownership feature, representing the 6% discount from the market price at the conversion date, a total of $800,000, was accreted over the earliest period after which all such shares are convertible, or nine months (the "Conversion Period"). In addition, the Series D Stock agreement contains a provision whereby the stated value of the Series D Stock is to increase by 4% per annum, accruing from the date of issuance until conversion. In connection with the issuance of the Series D Stock, the Company issued 201,614 warrants to purchase the Company's common stock at an exercise price of 130% of the closing price on the issuance date (i.e., $20.16 per share). The fair value of these warrants ($1,200,000) was accreted over the Conversion Period of the Series D Stock. The accretion of the warrant value and the value ascribed to the beneficial conversion feature was complete as of December 31, 1998. Holders of the Series D Stock have limited voting rights and are not entitled to any dividends. During 1998, the shareholders of 200 shares of the Series D stock elected to exercise their right of conversion into common stock, leaving 12,300 shares of Series D Stock outstanding at December 31, 1998.

10.   COMMON STOCK

      During 1998, the Company issued a total of 2,462,982 shares of common stock. A total of 809,097 shares were issued in connection with the public offering completed in May 1998, resulting in net proceeds to the Company of approximately $6,624,000. A total of 1,462,310 shares were issued upon the conversion of 2,013,000 shares of Series A Stock, all 144,444 shares of Series C Stock and 200 shares of Series D Stock. A total of 158,000 shares were issued from the exercise of previously issued options, resulting in net proceeds to the Company of approximately $795,000. A total of 33,575 shares were issued from the exercise of previously issued warrants, resulting in net proceeds to the Company of approximately $67,000.

      During 1997, the Company issued a total of 1,282,382 shares of common stock. A total of 119,425 shares were issued from the exercise of warrants, resulting in net proceeds to the Company of $369,300. A total of 410,250 shares were issued from the exercise of options, resulting in net proceeds to the Company of $1,489,967. 278,000 and 265,957 shares of common stock were issued upon conversion of 417,000 shares of Series A Preferred Stock and all 531,915 shares of Series B Preferred Stock, respectively. A total of 168,750 shares were issued in connection with two private placements, which resulted in net proceeds to the Company of $1,246,841. A further 40,000 shares were issued in connection with the CMC acquisition.

      During 1996, the Company issued a total of 1,161,324 shares of common stock. A total of 699,665 shares were issued from the exercise of warrants, resulting in net proceeds to the Company of $3,298,876. A total of 192,000 shares were issued from the exercise of options, resulting in net proceeds to the Company of $255,520. A total of 266,667 shares were issued on conversion of Series A Preferred Stock. A further 2,992 shares were issued in a non-public transaction as payment for professional services resulting in expense of $23,932.

      At December 31, 1998 the Company had warrants outstanding to purchase 263,857 shares of common stock at an average price of $17.76 per share. In addition, the Company had options outstanding for the issuance of 1,996,750 shares of common stock at an average price of $9.17 per share (see Note 11).

11.   STOCK OPTION PLANS

      The 1994 Stock Incentive Plan (the "1994 Plan") originally provided for up to 750,000 shares of unissued common stock to be made available for the granting of options. This was approved by stockholders on July 21, 1994. On July 22, 1996, stockholders approved an increase in the number of shares available for the granting of options under the 1994 Plan to 1,500,000. On July 21, 1997, the stockholders approved another amendment to the 1994 Plan, which increased the number of shares of common stock reserved for issuance under the Plan to 2,250,000. At December 31, 1998 and 1997, 115,500 and 512,125 shares, respectively, were available for grant.

      The Company's 1998 Stock Incentive Plan, as amended and restated (the "1998 Plan"), was adopted by the Company's shareholders on September 29, 1998. Under the 1998 Plan, 850,000 shares of common stock are reserved for issuance. No options under the 1998 Plan had been awarded as of December 31, 1998.

      The 1994 and 1998 Plans provide for options to be granted with exercise prices at or in excess of the market value of the Company's stock at the date of the growth. Such options are generally immediately vested and have terms of 5 years.

      Information regarding these plans is as follows:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                         SHARES       EXERCISE
                                                      UNDER OPTION      PRICE

Outstanding and Exercisable at January 1, 1996             937,250      $    2.24

Activity for the Year Ended December 31, 1996:
  Granted                                                 902,500           8.94
  Exercised                                              (192,000)          1.34
                                                        ---------

Outstanding and Exercisable at December 31, 1996        1,647,750           6.02

Activity for the Year Ended December 31, 1997:
  Granted                                                 520,625          13.56
  Exercised                                              (410,250)          3.68
                                                        ---------

Outstanding and Exercisable at December 31, 1997        1,758,125           8.92

Activity for the Year Ended December 31, 1998:
  Granted                                                 396,625           8.61
  Exercised                                              (158,000)          5.05
                                                        ---------

Outstanding and Exercisable at December 31, 1998        1,996,750      $    9.17
                                                        =========

These options expire between January 15, 1999 and November 30, 2003. No options issued during 1998 were issued outside of the 1994 Plan.

The following table summarizes information about the Company's stock options outstanding at December 31, 1998:

                                   NUMBER            WEIGHTED          WEIGHTED
   RANGE OF                      OUTSTANDING          AVERAGE          AVERAGE
   EXERCISE                          AT              REMAINING         EXERCISE
    PRICES                    DECEMBER 31, 1998   CONTRACTUAL LIFE       PRICE

$2.50 - $7.00                      497,250           2.4 years        $     4.21
$7.94 - $8.94                      729,500                 2.9              8.06
$10.25 - $13.25                    197,375                 3.9             11.45
$13.75 - $15.25                    572,625                 3.7             14.09
                                ----------
                                 1,996,750
                                ==========

      The estimated fair value of options granted during 1998, 1997 and 1996 ranged between $3.13 - $8.18, $2.48 - $3.21 and $5.86 - $12.62 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. All options have been granted with exercise prices at or above the market value of the Company's common stock at the date of the grant. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 1998, 1997 and 1996 would have been increased to the pro forma amounts indicated below:

                                                   1998            1997            1996

Net loss available for common shareholders:
  As reported                                  $ 10,535,093    $  8,354,544    $  5,294,843
  Pro forma                                    $ 12,077,683    $ 11,550,509    $ 11,666,398

Net loss per common share (basic and diluted):
  As reported                                  $       0.99    $       1.00    $       0.71
  Pro forma                                    $       1.14    $       1.38    $       1.57

      The fair value of options granted under the Company's stock option plans during 1998, 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing mode with the following assumptions used: no dividend yield, expected volatility of ranging from 45% to 224%, risk free interest rate ranging from 5.25% - 7.00%, and expected lives of 5 years. Pro forma compensation cost of options granted under the 1994 Plan is measured based on the discount from market value. The pro forma effect on net income for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996. SFAS No. 123 does not apply to awards prior to 1996, and additional awards in future years are anticipated.

12.   NET LOSS PER COMMON SHARE

      Net loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. For the years ended December 31, 1998, 1997 and 1996, the potential common shares have an antidilutive effect on the net loss per common share for common stockholders.

      The following table summarizes those securities that could potentially dilute loss (earnings) per common share for common shareholders in the future that were not included in determining net loss per common stockholders as the effect was antidilutive.

                                                             DECEMBER 31,
                                                     ---------------------------
                                                     1998       1997       1996
                                                       (SHARES IN THOUSANDS)

Potential common shares resulting from:
  Stock options                                      1,997      1,758      1,648
  Convertible preferred stock                        2,907      2,724      1,926
  Warrants                                             264        341        197
                                                     -----      -----      -----
                                                     5,168      4,823      3,771
                                                     =====      =====      =====

13.   COMMITMENTS AND CONTINGENCIES

      The Company has entered into various operating leases for facilities, vehicles and equipment. At December 31, 1998, future minimum lease payments were as follows:

YEAR ENDED DECEMBER 31,
1999                                                                  $  961,803
2000                                                                     912,596
2001                                                                     892,126
2002                                                                     705,156
2003                                                                     458,260
                                                                      ----------
Future Minimum Lease Payments                                         $3,929,941
                                                                      ==========

      Rental expense for operating leases amounted to $891,118, $430,039 and $224,461 for the years ended December 31, 1998, 1997 and 1996, respectively.

      The Company has entered into agreements for services with certain executive officers. In addition to a base salary, certain other benefits are provided. At December 31, 1998, minimum annual payments to executive officers under these agreements totaled approximately $913,000.

      At December 31, 1998, the Company had approximately $468,000 in noncancelable corn purchase commitments.

      In connection with the Fabbri acquisition, the Company was informed that from time to time in the past Fabbri disposed of certain hazardous waste using some waste management companies that were not authorized handlers of hazardous waste under applicable Spanish legislation. The Company obtained from the prior owner of Fabbri an indemnification for any fines or penalties levied against the Company from such actions. Management believes that the matter will not have a material adverse effect on the Company's consolidated financial position and results of operations.

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      The fair values are based on pertinent information available to management as of respective year-ends. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ from amounts presented herein.

15.   CUSTOMER CONCENTRATION

      One customer, within the European packaging materials operations, accounted for approximately 15% ($5,042,600), 32% ($6,313,300) and 13%
      ($1,481,800) of total consolidated revenues in 1998, 1997, and 1996, respectively.

16.   INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

      The Company develops, manufactures, and markets proprietary technologies designed to maintain the integrity of fresh produce. These products fall into two major classifications; processing aids and packaging materials. Processing aids are designed to inhibit the enzymatic degradation that causes fruits and vegetables to begin to deteriorate immediately after processing and are sold primarily in the United States with smaller amounts also sold in Canada. This category also includes activities of the Company's fresh-cut corn and potato products, as well as provision of scientific and technical services in the United States. The Company's produce packaging business involves perforating, converting and printing flexible packaging, using technologies and processes, some of which are proprietary to the Company, which are marketed in North and South America, the United Kingdom and Continental Europe.


      The following table summarizes the Company's financial information by industry segment.

                                                        1998            1997            1996
                                                    ------------    ------------    ------------
SALES
  Processing aids                                   $ 8,912,517    $ 3,034,795     $ 1,326,669
  Packaging materials                                24,065,020     16,918,685       9,987,472
                                                    -----------    -----------     -----------
          Total sales                               $32,977,537    $19,953,480     $11,314,141
                                                    ===========    ===========     ===========

NET (LOSS) INCOME FROM OPERATIONS:
  Processing aids                                   $(6,729,036)   $(4,742,326)    $(2,700,793)
  Packaging materials                                  (970,840)    (2,579,870)     (1,483,182)
                                                    -----------    -----------     -----------
          Total net (loss) income from operations   $(7,699,876)   $(7,322,196)    $(4,183,975)
                                                    ===========    ===========     ===========

DEPRECIATION AND AMORTIZATION EXPENSE:
  Processing aids                                   $   558,202    $   543,960     $   434,313
  Packaging materials                                 1,161,240        745,798         575,433
                                                    -----------    -----------     -----------

          Total net (loss) income from operations   $ 1,719,442    $ 1,289,758     $ 1,009,746
                                                    ===========    ===========     ===========

TOTAL ASSETS
  Processing aids                                   $ 9,747,366    $ 5,872,115     $ 2,876,117
  Packaging materials                                20,024,142    20,327,840      12,339,305
                                                    -----------    -----------     -----------

          Total assets                              $29,771,508    $26,199,955     $15,215,422
                                                    ===========    ===========     ===========

TOTAL CAPITAL EXPENDITURES:
  Processing aids                                   $ 3,638,067    $   419,608     $    92,858
  Packaging materials                                 1,424,629        617,030       1,904,213
                                                    -----------    -----------     -----------
          Total capital expenditures                $ 5,062,696    $ 1,036,638     $ 1,997,071
                                                    ===========    ===========     ===========

      The Company has operating facilities in the United States, the United Kingdom and Spain. The following table summarizes the Company's financial information based on operation location.

                                                        1998            1997            1996
                                                    ------------    ------------    ------------
SALES:
  United States                                     $12,230,514     $ 5,750,733     $ 3,043,653
  United Kingdom                                     11,929,324      13,570,473       8,270,488
  Spain                                               8,817,699         632,274
                                                    -----------     -----------     -----------
       Total                                        $32,977,537     $19,953,480     $11,314,141
                                                    ===========     ===========     ===========

TOTAL LONG-LIVED ASSETS:
  United States                                     $ 5,718,498     $ 2,613,888     $ 2,403,442
  United Kingdom                                      5,554,015       5,557,815       5,664,041
  Spain                                               4,509,991       4,397,452               0
                                                    -----------     -----------     -----------
       Total                                        $15,782,504     $12,589,155     $ 8,067,483
                                                    ===========     ===========     ===========

17.   SUBSEQUENT EVENTS


     In March 1999, the Company obtained short-term revolving credit facilities in an aggregate amount of $1,000,000 from the Company's Chairman and Chief Executive Officer ($500,000) and private investors ($500,000). The Company's obligations under the facilities are unsecured and amounts outstanding there under bear interest at a rate of nine percent (9%) per annum and are due on the earlier to occur of (a) demand for payment and (b) June 30, 1999. As of March 30, 1999, the Company has drawn $475,000 under these facilities.

     On March 30, 1999 the Company entered into a $3.0 million credit facility with a UK asset management and investment advisory firm, for a term of 18 months until September 30, 2000. The Company will be able to make draws against the facility when it requires funds for working capital and other purposes. The interest rate applicable to the facility balances will be 2.25% over the US Prime Rate with a minimum rate of 9.0% accruing daily on the outstanding balance on the loan. The Company may repay any amounts drawn under the facility at any time. There were no amounts drawn under the facility as of March 30, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       The following table sets forth certain information with respect to each of the directors and executive officers of the Company.

     NAME                                        AGE                     POSITIONS WITH THE COMPANY AND AFFILIATES
     ----                                        ---                     -----------------------------------------
Paul L. Devine                                    44          Chairman of the Board of Directors, President,
                                                              Chief Executive Officer

Dr. William R. Romig                              52          Senior Vice President-Science and Technology

Bruce M. Crowell                                  44          Vice President and Chief Financial Officer

R. Brandon Asbill                                 32          Vice President and Secretary

Timothy B. Owen                                   40          Treasurer

Antony E. Kendall                                 55          Chief Executive Officer of EPL Flexible Packaging
                                                              Ltd.

Jose Saenz de Santa Maria                         43          Managing Director of Fabbri Artes Graficas
                                                              Valencia SA

Virginia N. Finnerty                              38          Chief Operating Officer of EPL Produce
                                                              Technologies, Inc.

Robert D. Mattei(1)(2)                            59          Director

Adolph S. Clausi(1)(2)(3)                         75          Director

W. Ward Carey(4)                                  61          Director

(1)    Member of Compensation Committee

(2)    Member of Audit Committee

(3)    Appointed March 25, 1998

(4)    Appointed January 12, 1999

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

R. Brandon Asbill. Mr. Asbill joined the Company as Vice President in July 1998. He was appointed Secretary in September 1998. From 1992 to June 1998, Mr. Asbill was an attorney in the private practice of law, most recently with Alston & Bird LLP in Atlanta, Georgia. Mr. Asbill received his A.B. in History from Princeton University and his J.D. from the University of Georgia School of Law.

Timothy B. Owen. Mr. Owen was appointed Treasurer in October 1996, having served as European Financial Controller of the Company since 1995. He was also Secretary from October 1996 to September 1998 and is currently Assistant Secretary. From 1992 until 1995, Mr. Owen performed financial and accounting services for the Company as an independent consultant. From 1990 to 1993, Mr. Owen served as chief financial officer and secretary of various companies, including three U.K. subsidiaries of Abbey Home Healthcare, Inc. Prior to this, from 1986 to 1990, he was a financial controller for The Foseco Group Plc, holding both corporate and operational positions. Mr. Owen qualified as a chartered accountant with Touche Ross & Co. (now Deloitte & Touche) in 1985. He is a graduate of Brunel University, and holds an Honors degree in economics.

Antony E. Kendall. Mr. Kendall joined the Company in August 1996 as chief executive officer of BPS (now EPL Flexible Packaging Ltd. From 1970 to 1996, Mr. Kendall worked for the UCB group of companies in various senior management positions. Most recently he was Managing Director of UCB Flexible Ltd., responsible for marketing its specialty packaging products in the U.K. and for Pepsico European contracts. He holds a B.S. degree in Mechanical Engineering from the University of London.

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

Virginia N. Finnerty. Ms. Finnerty has served as Chief Operating Officer of EPL Produce Technologies, Inc. (formerly known as IPS Produce, Inc.), the subsidiary through which the Company conducts its activities related to fresh-cut potatoes, since June 1997. From June 1994 to June 1997, Ms. Finnerty served as the Company's Director of Business Development. From December 1993 to June 1994, Ms. Finnerty worked in sales and marketing development for the Greater Philadelphia Chamber of Commerce. From 1990 to 1993, Ms. Finnerty served as a sales and marketing manager for Osterman Foods. Ms. Finnerty holds a BFA and an Education Certification from Temple University and an MBA in marketing from St. Joseph's University.

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

Adolph S. Clausi. Mr. Clausi was elected to the Board of Directors in March 1998. For more than five years, Mr. Clausi has served as a consultant and adviser to the food industry. He was Senior Vice President and Chief Research Officer of General Foods Corporation worldwide, prior to his retirement. Mr. Clausi is a past President of the Institute of Food Technologists (IFT), past Chairman of the IFT Foundation and past Chairman of the Food Safety Council. He has a chemistry degree from Brooklyn College and has done graduate work at Stevens Institute of Technology. Mr. Clausi is the holder of 13 patents, has authored chapters in food technology texts and has delivered numerous papers on various aspects of the management of food science and technology. Mr. Clausi is currently a director of Opta Food Ingredients, Inc. and also serves as a member of the Technical Advisory Board of Goodman Fielder, Ltd. He served on the Technical Advisory Board of Martek Biosciences, Inc. from 1990 to 1997. Mr. Clausi serves as a director and a member of Technical Advisory Boards of a number of private companies as well.

W. Ward Carey. Mr. Carey was elected to the Board of Directors in January 1999. He is currently Senior Vice President - Investments at PaineWebber Incorporated in New York. Prior to joining PaineWebber in 1993, he served as an Executive Vice President and Director of Bessemer Trust Company of Florida. He previously served as President, Chairman and Chief Executive Officer of Tucker Anthony in New York and Chairman of the Executive Committee of Sutro and Company in San Francisco. He has almost 40 years of senior level experience in the investment and investment banking fields.

ITEM 11. EXECUTIVE COMPENSATION

       The following table sets forth the aggregate compensation paid by the Company for the year ended December 31, 1998 for services rendered in all capacities to the Chief Executive Officer and each of the other five most highly compensated executive officers (the "Named Executive Officers").

                                                                                                LONG-TERM COMPENSATION
                                                ANNUAL COMPENSATION                        AWARDS                    PAYOUTS
                                                                                                                             ALL
                                                                                  RESTRICTED                                OTHER
                                                                     OTHER          STOCK      OPTIONS/         LTIP        COMPEN-
      NAME AND                           SALARY       BONUS      COMPENSATION      AWARD(S)      SARS          PAYOUTS      SATION
PRINCIPAL POSITION             YEAR        ($)         ($)            ($)             ($)         (#)            ($)          ($)
Paul L. Devine                 1998      275,000            0        2,872               0            0            0            0
  Chairman, President          1997      275,000      225,000            0               0      100,000            0            0
  and Chief Executive          1996      225,000      210,978            0               0      250,000            0            0
  Officer

Jose Saenz de Santa Maria      1998      133,600       13,360       25,593(1)            0       52,500            0            0
  Managing Director            1997            0            0       32,895(1)            0            0            0            0
  Fabbri Artes Graficas
  Valencia S.A                 1996            0            0            0               0            0            0            0

Bruce M. Crowell               1998      157,500            0            0               0      100,000            0            0
  Vice President               1997            0            0            0               0            0            0            0
  Chief Financial Officer      1996            0            0            0               0            0            0            0

Antony E. Kendall              1998      137,423            0       12,788(2)            0       20,000            0            0
  Chief Executive Officer      1997      125,470        8,200       13,089(2)            0       25,000            0            0
  EPL Flexible                 1996       47,839            0        2,470(2)            0       50,000            0            0
  Packaging Ltd

William R. Romig               1998      120,000            0            0               0            0            0            0
  Senior Vice President        1997      105,750       14,075        1,634               0       75,000            0            0
  Science and Technology       1996       94,089        5,000            0               0       87,500

Timothy B. Owen                1998      120,000            0            0               0            0            0            0
  Treasurer                    1997      105,000       40,000            0               0       50,000            0            0
                               1996       90,000        5,000            0               0       57,500            0            0

         (1) assumes an exchange rate of $1:PTS149.70 for 1998 and $1:PTS152.10 for 1997.

         (2)      assumes an exchange rate of pound sterling 1:$1.65


COMPENSATION OF DIRECTORS

With the exception of Mr. Devine in his capacity as an officer of the Company, no cash compensation was paid to any director of the Company during the year ended December 31, 1998. In May 1998, in accordance with the terms of the Company's 1994 Stock Incentive Plan, Robert D. Mattei, Adolph S Clausi and former director Ronald W. Cantwell were each granted an option to acquire 7,500, 625 and 7,500 shares respectively of Common Stock at an exercise price of $12.875 per share, for their services as members of the audit and compensation committees. These options are exercisable for five-year terms and have exercise prices equal to the fair market value of such shares on the date of grant.

Pursuant to the terms of the Company's 1998 Stock Incentive Plan, as amended and restated, each non-employee director of the Company shall receive an automatic grant of options to purchase 7,500 shares of Common Stock on June 25, 1999 and on each June 25 thereafter during the term of such plan. See "Stock Incentive Plans."

In addition, the Company from time to time has granted to certain of its non-employee directors a number of options to purchase shares of Common Stock upon the initial election of each such director to the Company's Board of Directors to provide incentive for a high level of dedication in the future and to align the interests of such directors with the interests of the Company's shareholders. See "Certain Relationships and Related Transactions".

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

The Company, through Fabbri Artes Graficas Valencia S.A. ("Fabbri"), entered into an employment agreement with Mr. Saenz de Santa Maria commencing on May 1, 1998, which provides that Mr. Saenz de Santa Maria is to serve as managing director of Fabbri. The agreement provides for an annual salary of PTS20,000,000 ($133,000 at an exchange rate of $1:PTS150), which salary is reviewable on January 1 annually, together with customary benefits, such as vacation and the provision of an automobile. A bonus is also payable upon the achievement of certain performance targets, as agreed on an annual basis. The contract may be terminated by either side upon six months' notice. The agreement also contains certain customary provisions regarding confidentiality and non-competition.

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

The Company, through Bakery Packaging Services Limited (now known as EPL Flexible Packaging Limited ("EPL Flexible")), entered into an employment agreement with Mr. Kendall commencing on August 1, 1996, which provides that Mr. Kendall is to serve as Chief Executive Officer of EPL Flexible. The agreement originally provided for an annual salary of pound sterling 70,000 ($115,000 at an exchange rate of pound sterling 1:$1.65), WHICH SALARY is reviewable on January 1 annually and has been increased to pound sterling 83,000 ($137,000 at an exchange rate of pound sterling 1:$1.65) as of July 1, 1997, together with customary benefits, such as vacation, the provision of an automobile, healthcare coverage and contributions into a defined contribution pension scheme. A bonus is also payable upon the achievement of certain performance targets, as agreed on an annual basis. The contract may be terminated by either side upon six months' notice. The agreement also contains certain customary provisions regarding confidentiality and non-competition.

Effective January 1, 1998, the Company entered into a new employment agreement with Dr. Romig, which runs for an initial term of two years, with annual renewal terms thereafter. Either party may terminate the contract upon six months' notice. The initial annual salary is $120,000, with a bonus of up to 25% of the salary based upon the achievement of agreed-upon objectives. In addition to the customary provisions on vacation and healthcare coverage, the agreement also provides that, in the event of a termination of employment by either party due to a change in control (as defined in the agreement), Dr. Romig would receive a total payment equal to twice his annual salary plus a bonus equal to his average bonus earned over the previous twelve months. The agreement also contains certain customary provisions regarding confidentiality and non-competition.

STOCK INCENTIVE PLANS

The Company's 1994 Stock Incentive Plan was adopted by the shareholders on July 21, 1994, and modified by the shareholders to increase the shares issuable thereunder and to make certain other changes on July 22, 1996, and again on July 21, 1997 (as so modified, the "1994 Plan"). The Company's 1998 Stock Incentive Plan, as amended and restated ( the "1998 Plan"), was adopted by the Company's shareholders on September 29, 1998. The 1994 Plan and the 1998 Plan are intended to provide additional incentive to certain employees, certain consultants or advisors and non-employee members of the Board of Directors to enter into or remain in the employ of the Company or to serve on the Board of Directors by providing them with an additional opportunity to increase their proprietary interest in the Company and to align their interests with those of the Company's shareholders generally through the receipt of options to purchase Common Stock that have been structured to comply with the applicable provisions of Section 16(b) of the Securities Exchange Act of 1934, as amended, and Rule 16b-3 thereunder. The 1994 Plan and the 1998 Plan provide for the grant of incentive stock options within the meaning of the Internal Revenue Code of 1986, as amended, and non-qualified stock options and the award of shares of Common Stock. The particular terms of each option grant or stock award are set forth in a separate agreement between the Company and the optionee or award recipient. The 1994 Plan and the 1998 Plan are administered by the administration committees appointed by the Board of Directors, which are currently comprised of Robert D. Mattei and Adolph S. Clausi. The committees generally have the discretion to determine the number of shares subject to each award, and other applicable terms and conditions, including a grant's vesting schedule. The term of an option granted under the 1994 Plan may not be more than five years from the grant date and options generally terminate three months after an optionee ceases to be employed by the Company (twelve months in the case of death or disability). The 1994 Plan provides that no option may be granted under it after May 4, 1999.

Under the 1998 Plan, 850,000 shares of Common Stock are reserved for issuance. No options under the 1998 Plan had been awarded as of December 31, 1998. The terms of the 1998 Plan are substantially similar to those of the 1994 Plan, except that (i) the minimum exercise price for options granted under the

1998 Plan to executives, officers and employee directors of the Company that were serving as of September 29, 1998, is $14.00 per share, (ii) all options granted under the 1998 Plan must be granted at a premium to the market price of the Common Stock at the time of grant, (iii) options granted under the 1998 Plan cannot be repriced without shareholder approval and (iv) the term of an option may not be more than ten years from the grant date. In addition, the 1998 Plan provides for the automatic grant to each non-employee director of the Company of options to purchase 7,500 shares of Common Stock on June 25, 1999 and on each June 25 thereafter during the term of the 1998 Plan. The 1998 Plan provides that no option may be granted under it after June 25, 2008.

The following table sets forth certain information concerning grants of options to purchase Common Stock made during the year ended December 31, 1998 to Named Executive Officers.


                                           OPTION GRANTS IN LAST FISCAL YEAR
                                                    INDIVIDUAL GRANTS
                                 ----------------------------------------------------
                                                                                              POTENTIAL REALIZABLE VALUE AT
                                                  % OF                                           ASSUMED ANNUAL RATES OF
                                 SHARES       TOTAL OPTIONS                                    STOCK PRICE APPRECIATION FOR
                                UNDERLYING      GRANTED TO                                       OPTION TERM(5 YEARS)(1)
                                 OPTIONS      EMPLOYEES IN   EXERCISE      EXPIRATION         -------------------------------
         NAME                    GRANTED       FISCAL YEAR   PRICE($)         DATE               0%           5%          10%
         ----                    -------       -----------   --------         ----               --           --          ---
Paul L. Devine                       --           --           --                --              --           --           --
Jose Saenz de Santa Maria          17,500         4.41        14.00        01/09/2003               0            0            0
Jose Saenz de Santa Maria          27,500         8.82        5.625        01/09/2003               0            0            0
Bruce Crowell                     100,000        25.21       11.125        03/10/2003               0            0            0
Antony E. Kendall                  20,000         5.04        5.625        09/29/2003               0            0            0
William R. Romig                     --           --           --                --              --           --           --
Timothy B. Owen                      --           --           --                --              --           --           --

         (1) The dollar amounts under these columns are the result of calculations at 0%, 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation of the price of the Common Stock.

         The following table sets forth certain information concerning exercises by Named Executive Officers of options to purchase Common Stock during the year ended December 31, 1998 and the value as of December 31, 1998 of unexercised stock options held by Named Executive Officers as of such date.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                   YEAR AND FISCAL YEAR-END OPTION VALUES(1)

                                                                                             VALUE OF UNEXERCISED
                                                             NUMBER OF SECURITIES               IN-THE-MONEY
                                                          UNDERLYING UNEXERCISED OPTIONS         OPTIONS AT
                                                              AT DECEMBER 31, 1998           DECEMBER 31, 1998(2)
                                 SHARES                     ------------------------        ------------------------
                                ACQUIRED         VALUE                      UNEXER-                         UNEXER-
NAME                           ON EXERCISE     REALIZED($)  EXERCISABLE     CISABLE         EXERCISABLE     CISABLE
----                           -----------     ----------   -----------     -------         -----------     --------
Paul L. Devine                       0               0        400,000          0              $37,500            0
Jose Saenz de Santa Maria            0               0         45,000          0                    0            0
Bruce M. Crowell                 5,000(1)        5,625         95,000          0                    0            0
Antony E. Kendall                    0               0         95,000          0                    0            0
William R. Romig                     0               0        180,000          0               21,875            0
Timothy B. Owen                      0               0        170,000          0               65,625            0

(1) None of the shares underlying the exercised options had been sold as at December 31, 1998.

         (2) At December 31, 1998, the closing price of a share of Common Stock on the Nasdaq National Market was $4.75.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Company's Compensation Committee during fiscal 1998 were Mr. Mattei, who served for the entire year, Mr. Cantwell, who served until his resignation in May 1998, and Mr. Clausi who was elected to the committee in March 1998. Mr. Cantwell, a former director of the Company, is the President of Trilon, a major shareholder of the Company, and President of VC Holdings, the sole managing member of Trilon. None of Mr. Mattei, Mr. Cantwell or Mr. Clausi were officers or employees of the Company or any of its subsidiaries during 1998. Mr. Mattei was Secretary of the Company from February 1988 to March 1993. Except as disclosed under "Item 13 - Certain Transactions," none of the members of the Compensation Committee nor any of their affiliates entered into any transactions with the Company during 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of December 31, 1998, regarding the beneficial ownership of (i) each director, (ii) each of the Named Executive Officers, (iii) all executive officers and directors of the Company as a group and (iv) each person known to the Company to be a beneficial owner of more than 5% of the Company's outstanding Common Stock. The table also sets forth certain information as of December 31, 1998, regarding beneficial ownership of the Company's Series A Preferred Stock, each share of which is convertible into Common Stock and is entitled to the number of votes equal to the number of whole shares of Common Stock into which each such share is convertible. The Series D Preferred Stock is not a class of voting securities. Except as set forth below, the shareholders named below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                                             SHARES             PERCENT
                                          BENEFICIALLY            OF
NAME OF BENEFICIAL OWNER                    OWNED (1)         COMMON STOCK
------------------------                    ---------         ------------
Lancer Partners, L.P.                       1,788,505(2)         15.54%

Trilon Dominion Partners, LLC               1,120,000(3)          9.73%

Paul L. Devine                                770,416(4)          6.47%

Robert D. Mattei                              221,983(5)          1.93%

Al Clausi                                         625(6)             *

W. Ward Carey                                  15,300(7)             *

Bruce Crowell                                 101,500(8)             *

William R. Romig                              180,000(6)          1.54%

Antony E. Kendall                              96,000(8)             *

Jose Saenz de Santa Maria                      45,000(6)             *

Timothy B Owen                                188,500(9)          1.61%

Directors and executive officers
  as a group (11 persons)                   1,859,074(10)        14.56%

Total number of shares outstanding -       11,510,964           100.00%
  common

Shares of common stock issuable upon
 conversion of Series A Preferred              40,000(11)            *

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

(2) Includes shares of Common Stock held by funds other than Lancer Partners, L.P., but which are commonly managed in a group that includes Lancer Partners, L.P. The address for Lancer Partners, L.P. is 375 Park Avenue, Suite 2006, New York, NY 10152.

(3) The address for Trilon Dominion Partners, L.L.C. is Two Greenwich Plaza, Suite 100, Greenwich, CT 06830.

(4) Includes 400,000 shares of Common Stock that may be acquired by exercising options. The address for Mr. Devine is c/o the Company, 2 International Plaza, Suite 245, Philadelphia, PA 19113-1507.

(5) Includes 30,000 shares of Common Stock that may be acquired by exercising options to acquire 30,000 shares of Common Stock and 10,000 shares of Common Stock owned by Mr. Mattei's wife, as to which he disclaims beneficial ownership.

(6) Amount shown represents shares of Common Stock issuable upon exercise of options.

(7) Includes 5,000 shares of Common Stock owned by Mr. Carey's wife, as to which he disclaims beneficial ownership.

(8) Includes 95,000 shares of Common Stock that may be acquired by exercising options

(9) Includes 170,000 shares of Common Stock that may be acquired by exercising options.

(10) Includes 1,260,625 shares of Common Stock that may be acquired by exercising options.

(11) As of December 31, 1998 there were a total of 60,000 shares of Series A Preferred Stock outstanding, beneficially held as follows: 50,000 or 83.34% held Dr. Joe H. Cherry, whose address is 320 Cardinal Heights, Dadeville, AL; 5,000 or 8.33% held by J. Matthew Dalton, whose address is 1232 W. George Street, Chicago, IL 60657; and 5,000 or 8.33% held by Verne Scazzero, whose address is 1414 South Prairie Av., Chicago, IL 60605.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 15, 1998 the Company completed the public offering of 2,400,000 shares of its common stock (the "Offering"), of which 809,097 shares were sold by the Company and 1,590,903 were sold by Trilon Dominion Partners LLC ("Trilon"). In connection with the Offering, Trilon converted 1,933,000 shares of the Company's Series A Stock into 1,288,667 shares of common stock, leaving 90,000 shares of Series A Stock issued and outstanding as at June 30, 1998. The Offering price was $10.00 per share of common stock. The Company and Trilon agreed to apportion the expenses of the Offering, Trilon paying $1,011,000 and the Company paying $1,420,000. The Company and Trilon also have agreed to indemnify each other from certain liabilities in connection with the Offering, including liabilities under the Securities Act.

Mr. Cantwell, a former director of the Company, is the President of Trilon and President of VC Holdings, the sole managing member of Trilon.

In March 1999, Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company on a short term basis a revolving credit facility in an amount of up to $500,000, of which $475,000 is outstanding as of the date of this Annual Report. The Company's obligations under this facility are unsecured, and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum and are due on the earlier to occur of (a) demand for payment and (b) June 30, 1999. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by Mr. Devine in connection with advancing funds to the Company under this facility.

The Company from time to time has granted to certain of its non-employee directors a number of options to purchase shares of Common Stock upon the initial election of each such director to the Company's Board of Directors to provide incentive for a high level of dedication in the future and to align the interests of such directors with the interests of the Company's shareholders. On March 26, 1999, the Company granted under the 1998 Plan to each of Al S. Clausi and W. Ward Carey options to purchase 50,000 shares of Common Stock at $4.6063 an exercise price which represents 110% of the closing price of the Common Stock on the date of grant. Such options were fully vested as of the date of grant.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

See index to Financial Statements at page 27

REPORTS ON FORM 8-K

On October 13, 1998 the Company filed an 8-K under Item 5 thereof relating to a press release issued by the Company on October 1, 1998. This press release reported the Company's discussion at its Annual Meeting of Shareholders held on September 29, 1998 of strategies for continued growth in the US and Western European markets by using its proprietary technologies and expertise in food science to package and market fresh produce.

On December 31, 1998 the Company filed an 8-K under Item 5 thereof relating to a press release issued by the Company on December 16, 1998. This press release announced the granting by the U.S. patent office of two new U.S. patents for food processing aid-based technologies designed to improve the quality and economic value of broccoli and mushrooms as they are brought to the consumer.

On December 31, 1998 the Company filed an 8-K under Item 5 thereof relating to a press release issued by the Company on October 22, 1998. This press release was issued in relation to receipt of approval for Newcorn's Camarillo Facility for processing of fresh-cut corn and potato products under the "Green Giant(R) Fresh" brand name.

EXHIBITS

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference.

    EXHIBIT
    NUMBER    DESCRIPTION

     3.1 Amended and Restated Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 on file with the Securities and Exchange Commission (the "SEC").)

     3.2 Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 on file with the SEC.)

     3.3 Plan of Reverse Stock Split (Incorporated by reference to the Company's definitive proxy statement for a special meeting of stockholders dated February 27, 1998, on file with the SEC)

     4.1      Specimen Common Stock Certificate (Incorporated by reference to
              Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 on file with the SEC.)

    10.1 1994 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No 333-42047) on file with the SEC).

    10.2 Agreement for the sale and purchase of the entire issued share capital of Bakery Packaging Services

    EXHIBIT
    NUMBER    DESCRIPTION

              Limited, dated September 15, 1995. (Incorporated by reference to
              Exhibit 2.1 to the Company's Report on Form 8-K dated October 3, 1995 on file with the SEC.)

     10.3 Disclosure letter in relation to the agreement for the sale of the entire issued share capital of Bakery Packaging Services Limited, dated September 15, 1995. (Incorporated by reference to Exhibit
              2.2 to the Company's Report on Form 8-K dated October 3, 1995 on file with the SEC.)

     10.4 Employment agreement between EPL Technologies, Inc. and P.L. Devine, Director, President and Chief Executive Officer, dated as of January 1, 1997. (Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 on file with the SEC.)

     10.5 Office Lease Agreement dated September 11, 1996 between EPL Technologies, Inc. and K/B Fund II for Headquarters office. (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 on file with the SEC.)

     10.6 License agreement dated as of April 29, 1997 by and between Integrated Produce Systems, Inc. and Farmington Fresh. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 (File No. 333-42185) on file with the SEC.)

     10.7 Amendment to License Agreement, dated December 1, 1997, between Integrated Produce Systems, Inc. and Farmington Fresh. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 (File No. 333-42185) on file with the SEC.)

    10.8 Operating Agreement of NewCornCo, LLC, dated July 19, 1996, as amended, between the Company and Agricultural Innovation & Trade, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-3 (File No. 333-42185) on file with the SEC.)

    10.9 Fresh-Cut Corn Processing Agreement, dated July 22, 1996, between NewCornCo, LLC, and Agricultural Innovation & Trade, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-3 (File No. 333-42185) on file with the SEC.)

    10.10 Assignment of Membership Interest, dated December 6, 1997, between Agricultural Innovation & Trade, Inc. and Twin Garden Sales, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-3 (File No. 333-42185) on file with the SEC.)

    10.11 Requirements Agreement, dated as of January 1, 1998, between NewCornCo, LLC, and Twin Garden Farms. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-3 (File No. 333-42185) on file with the SEC.)

    10.12 Employment Agreement, dated January 1, 1998, between the Company and William R. Romig. (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-3 (File No. 333-42185) on file with the SEC.)

    10.13 Agreement for the Sale and Purchase of the entire issued share capital of Fabbri Artes Graficas Valencia S.A., dated December 11, 1997. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 24, 1997.)

    10.14 Securities Purchase Agreement dated as of November 6, 1997 between the Company and each of the purchasers of the Company's Series D Preferred Stock. (Incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

    10.15 Registration Rights Agreement dated as of November 6, 1997 between the Company and each of the purchasers of the Company's Series D Preferred Stock. (Incorporated by reference to Exhibit 4.5 to

    EXHIBIT
    NUMBER    DESCRIPTION

              the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

     10.16 Trademark License Agreement between IPS Produce, Inc. (now known as EPL Food Products, Inc. and Potandon Produce LLC (confidential treatment has been granted for certain portions of this document). (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

     10.17 Employment Agreement dated as of February 18, 1998, by and between EPL Technologies, Inc. and Bruce M. Crowell. (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-46397) on file with the SEC.)

     10.18 Employment Agreement dated as of October 1, 1997, by and between EPL Technologies, SRL. and Jose Saenz de Santa Maria. (Incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (File No. 333-46397) on file with the SEC.)

     10.19 Agreement dated February 1, 1998 by and between the Company and American National Can Company (Incorporated by reference to
              Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 30, 1998.)

     10.20 Operating Agreement of the new joint venture between the Company and American National Can Company. (Incorporated by reference to
              Exhibit 99.3 to the Company's Current Report on Form 8-K filed on March 30, 1998.)

     10.21 Employment Agreement dated as of May 1, 1998 by and between Fabbri Artes Graficas Valencia SA and Jose Saenz de Santa Maria. (Incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
              1998)

     10.22 Employment Agreement dated as of July 1, 1998 by and between EPL Technologies, Inc. And R. Brandon Asbill. (Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

     10.23 1998 Stock Incentive Plan, as amended and restated (Incorporated by reference to the Company's Proxy Statement on Form 14A filed with the SEC on August 25, 1998.)

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

                             EPL TECHNOLOGIES, INC.

Date: March 30, 1999         /S/ Paul L. Devine
                             --------------------------------
                             Paul L. Devine
                             Chairman and President
                             Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities on the dates indicated.

Date: March 30, 1999         /S/ Paul L. Devine
                             --------------------------------
                             Paul L. Devine
                             Chairman and President
                             (Principal Executive Officer)

Date: March 30, 1999         /S/ Bruce M. Crowell
                             ---------------------------------
                             Bruce M. Crowell
                             Vice President and Chief Financial Officer
                             (Principal Financial and Accounting Officer)

Date: March 30, 1999         /S/ Robert D. Mattei
                             --------------------------------
                             Robert D. Mattei
                             Director

Date: March 30, 1999         /S/ Adolph S. Clausi
                             ------------------------------
                             Adolph S. Clausi
                             Director

Date: March 30, 1999         /S/ W. Ward Carey
                             ------------------------------
                             W. Ward Carey
                             Director