Form 10-Q
period 1999-03-31
EPL TECHNOLOGIES INC
filed 1999-05-17
CIK 945269

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Quarter Ended MARCH 31, 1999

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

               11,903,009 shares of $0.001 par value common stock
                        outstanding as of April 30, 1999.

                             EPL TECHNOLOGIES, INC.

                                      INDEX


                                                                            Page

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             A.  CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF MARCH 31, 1999 AND DECEMBER 31, 1998                    1

             B.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998            2

             C.  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998            3

             D.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS          4


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                      9
        CONDITION AND RESULTS OF OPERATIONS.





                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION                                                     16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                     16

        SIGNATURES.                                                           17

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             MARCH 31,         DECEMBER 31,
                                                                                               1999               1998
                                                                                           -------------      -------------
                                                                                            (UNAUDITED)             *
                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                                   $1,490,881         $1,831,139
 Accounts receivable, net                                                                     5,847,698          6,419,712
 Inventories                                                                                  4,007,442          4,275,490
 Prepaid expenses and other current assets                                                    1,728,301          1,462,663
                                                                                           -------------      ------------
        Total Current Assets                                                                 13,074,322         13,989,004
                                                                                           -------------      ------------

PROPERTY AND EQUIPMENT, Net                                                                  11,394,938         11,724,648
                                                                                           -------------      ------------

OTHER ASSETS
 Patent, net                                                                                    876,280            901,285
 Goodwill                                                                                     2,819,116          2,921,061
 Other intangibles, net                                                                         172,835            181,964
 Other noncurrent assets                                                                         59,821             53,546
                                                                                           -------------      ------------
        Total Other Assets                                                                    3,928,052          4,057,856
                                                                                           -------------      ------------

      TOTAL ASSETS                                                                          $28,397,312        $29,771,508
                                                                                           =============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                            $6,849,786        $6,469,055
 Accrued expenses                                                                             1,813,818         1,210,129
 Other liabilities                                                                            1,212,321           705,029
 Notes payable                                                                                  975,000
 Current portion of long-term debt                                                              328,558           474,098
                                                                                           -------------      ------------
        Total Current Liabilities                                                            11,179,483         8,858,311

LONG TERM DEBT                                                                                3,415,882         3,683,604

DEFERRED INCOME TAXES                                                                            75,301            77,964
                                                                                           -------------      ------------
        Total Liabilities                                                                    14,670,666        12,619,879
                                                                                           -------------      ------------

CONVERTIBLE SERIES D PREFERRED STOCK                                                         11,491,813        12,846,586

NON-REDEEMABLE PREFERRED STOCK, COMMON STOCK
AND OTHER SHAREHOLDERS' EQUITY
 Convertible Series A Preferred Stock                                                            60,000            60,000
 Common Stock                                                                                    11,903            11,511
 Additional paid-in capital                                                                  39,982,926        38,442,213
 Accumulated deficit                                                                        (37,808,059)      (34,651,720)
 Accumulated other comprehensive (loss)/income                                                  (11,937)          443,039
                                                                                           -------------      ------------

        Total Shareholders' Equity                                                            2,234,833         4,305,043
                                                                                           -------------      ------------

      TOTAL LIABILITY AND SHAREHOLDERS' EQUITY                                               $28,397,312      $29,771,508
                                                                                           =============      ============

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 Three Months Ended
                                                                      March 31,
                                                           ------------------------------
                                                               1999               1998
                                                           -----------        -----------
Sales                                                      $ 7,757,530        $ 7,235,020

Cost of sales                                                7,713,818          6,075,427
                                                           -----------        -----------

Gross profit                                                    43,712          1,159,593

Selling, general and administrative expenses                 1,922,620          1,882,968

Research and development costs                                 582,357            420,451

Depreciation and amortization                                  525,492            390,310
                                                           -----------        -----------

Loss from operations                                        (2,986,757)        (1,534,136)

Interest expense, net                                           49,562             21,796

Net income from unconsolidated affiliates                       (3,813)
                                                           -----------        -----------
Net loss                                                   $(3,032,506)       $(1,555,932)

Accretion, discount and dividends on preferred stock           123,833          1,350,972
                                                           -----------        -----------

Net loss applicable to common shareholders                 $(3,156,339)       $(2,906,904)
                                                           ===========        ===========

Basic loss per common share                                $     (0.27)       $     (0.32)
                                                           ===========        ===========


The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Three Months Ended
                                                                           March 31,
                                                                -------------------------------
                                                                    1999               1998
                                                                -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   ($3,032,506)       ($1,555,932)
     Adjustments to reconcile net loss to net cash
        used in operating activities                                525,492            386,205
     Loss on foreign currency translation                          (454,976)           (96,582)
     Minority interest                                                3,813
     Changes in assets and liabilities                            2,128,743            487,279
                                                                -----------        -----------

        Net cash used in operating activities                      (829,434)          (779,030)
                                                                -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                      (447,559)          (521,543)
     Proceeds from sale of fixed assets                                                  2,405
                                                                -----------        -----------
        Net cash used in investing activities                      (447,559)          (519,138)
                                                                -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from exercise of options/warrants                  62,500             30,663
     Proceeds from short term debt                                  975,000
     Proceeds from long term debt                                                       38,384
     Repayment of long term debt                                   (100,765)          (112,012)
                                                                -----------        -----------

        Net cash provided by/(used in) financing activities         936,735            (42,965)
                                                                -----------        -----------

DECREASE IN CASH AND CASH EQUIVALENTS                              (340,258)        (1,341,133)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      1,831,139          3,756,956
                                                                -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 1,490,881        $ 2,415,823
                                                                ===========        ===========


SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING ACTIVITIES:
     Accretion of warrants, discount, increased value and
        issuance costs related to preferred stock               $   123,833        $ 1,287,000



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

        The financial information has been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Moreover, the results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. At this stage of the Company's development, month to month and quarter to quarter anomalies in operating results should be expected. This information must also be read in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

        The Company's management believes that cash flows from consolidated operations, existing resources, borrowing opportunities and financing received to date in 1999, should be sufficient to meet the Company's operating needs for the next 12 months. There could be no assurance, however, that the Company's borrowing opportunities will result in a debt financing and, in any event, the Company may be required to seek additional debt or equity financing to meet its operating needs and to implement its growth strategy. See also Note 7 and "Management's Discussion and Analysis of Financial Condition and Results of Operation" below.

NOTE 3  - INVENTORIES

Inventories consisted of the following:

                                                                                March 31, 1999       December 31, 1998
                                                                                --------------       -----------------
            Raw Materials and Supplies                                            $ 1,984,601           $ 2,594,370
            Finished Goods                                                          2,022,841             1,681,120
                                                                                 ------------          ------------

                 Total Inventories                                                $ 4,007,442           $ 4,275,490
                                                                                  ===========           ===========

NOTE 4 - INTANGIBLE ASSETS - PATENTS AND GOODWILL

            Patents are amortized over the shorter of their estimated useful lives or the life of the patent. The net book value of acquired and developed patents totaled $876,280 as of March 31, 1999. Amortization expense related to patents totaled $25,005 for the three months ended March 31, 1999. Goodwill related to the acquisition of certain subsidiaries is being amortized on a straight line basis over ten years. Amortization expense related to goodwill and other intangible assets totaled $113,328 for the three months ended March 31, 1999.


NOTE 5  NOTES PAYABLE

            In March 1999, the Company obtained short-term revolving credit facilities in an aggregate amount of $1,000,000 from the Company's Chairman and Chief Executive Officer ($500,000) and other private investors ($500,000). The Company's obligations under the facilities are unsecured and amounts outstanding there under bear interest at a rate of nine percent (9%) per annum and are due on the earlier to occur of (a) demand for payment and (b) June 30, 1999. As of March 31, 1999, the Company has drawn $975,000 under these facilities.

            On March 30, 1999 the Company entered into a $3.0 million credit facility with a UK asset management and investment advisory firm, for a term of 18 months until September 30, 2000. The Company will be able to make draws against the facility when it requires funds for working capital and other purposes. The interest rate applicable to the facility balances will be 2.25% over the US Prime Rate with a minimum rate of 9.0% accruing daily on the outstanding balance on the loan. The Company may repay any amounts drawn under the facility at any time. There were no amounts drawn under the facility as of March 31, 1999.


NOTE 6 - CONVERTIBLE PREFERRED STOCK

            The Company's 10% Series A Convertible Preferred Stock (the "Series A Stock"), which has been issued up to its authorized limit of 3,250,000, was issued at a price of $1.00 per share, with each share of Series A Stock carrying the option to convert into common shares at a rate of $1.50 per share. The Series A Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series A Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares ($1.50 per share) at the Company's option (dividends in arrears at March 31, 1999 totaled $1,416,192).

            During the three months ended March 31, 1999, no shareholder holding shares of Series A Stock elected to exercise their right of conversion, leaving 60,000 shares of Series A Stock outstanding at March 31, 1999. In addition, 20% of the common stock into which the Series A Stock may be converted carried detachable warrants at an exercise price of $2.00 per warrant. All of these warrants have now been exercised or have expired.

            At the Annual Meeting of the Company's shareholders held on July 22, 1996, the shareholders of the Company authorized the issuance of up to 2,000,000 shares of preferred stock (the "Board Designated Preferred Stock") with such designations and preferences as the Company's Board of Directors may determine from time to time. On July 23, 1996, the Company issued 531,915 of these shares
- designated 10% Series B Convertible Preferred Stock - at an aggregate consideration of $2,500,000 to two existing investors in the Company (the "Series B Stock"). During 1997, the shareholders of the Series B Stock elected to fully exercise their right of conversion into common stock and thus there were no shares of Series B Stock outstanding at March 31, 1999. The Series B Stock carried a dividend of 10% per annum, payable in cash and/or shares ($9.40 per share) at the Company's option. The outstanding dividends on the Series B Stock at March 31, 1999 totaled $270,092.

            During 1997, the Company received gross proceeds of $1.0 million from an existing institutional stockholder in connection with a private offering of common and Board Designated Preferred Stock. This resulted in the issuance of 43,750 shares of common stock, together with 144,444 shares of Board Designated Preferred Stock --designated Series C Convertible Preferred Stock (the "Series C Stock"). Such issuance was made under Regulation D under the Securities Act of 1933, as amended, as a transaction not involving a public offering. The Series C Stock carries the option to convert into such number of shares of common stock as is determined by dividing $4.50 by the conversion price (as defined in the documentation for the Series C Stock) in effect at the time of conversion for each share of Series C Stock and votes as a class, except as otherwise provided by law, with the Series A Stock, the Series B Stock and the common stock, based on the underlying number of shares of common stock after conversion. The extent of the beneficial conversion feature, representing the difference between the $9.00 conversion price and the prevailing market price of the common stock at the date of issuance, a total of $72,222, was accreted immediately upon issuance. The Series C Stock carried a dividend rate of 10% per annum, payable in cash and/or shares at the Company's option. During 1998, the stockholder elected to fully exercise their right of conversion into 72,222 shares of common stock and thus there were no shares of Series C Stock outstanding at March 31, 1999. Dividends in arrears on the Series C Stock at March 31, 1999 totaled $49,239. In connection with the issuance of the Series C Stock, the Company issued warrants to purchase 30,993 shares of the Company's common stock at an exercise price of $10.00 per share. The value of these warrants will be accreted over the estimated lives of these warrants (5 years).

            At the Annual Meeting of the Company held on July 21, 1997, the shareholders of the Company approved an increase in the number of shares of Board Designated Preferred Stock reserved for issuance from 2,000,000 to 4,000,000. During 1997, the Company issued a further 12,500 shares of Board Designated Preferred Stock designated Series D Convertible Preferred Stock - at an aggregate consideration, before associated costs and expenses, of $12,500,000, to three new institutional investors (the "Series D Stock"). Such issuance was made under Regulation D under the Securities Act of 1933, as amended, in a transaction not involving a public offering. The Series D Stock certificate of designation contains provisions which, in certain circumstances outside of the Company's control, could provide the holders of Series D Stock with the ability to redeem their shares. The amount to be paid by the Company in the event of a redemption would be calculated as the greater of (a) 115% of the stated value of the Series D stock plus 4% appreciation accrued from the issuance date to the redemption date of (b) the "parity value" of the shares to be redeemed, which is calculated as the number of shares issuable upon conversion multiplied by the closing price on the redemption date.

            The Series D Stock carries the option to convert into shares of common stock at a variable rate, based on the stated value ($1,000) divided by 94% of the prevailing market price at the time of conversion, as calculated based on the lowest five-day average closing bid price per share of Common Stock during a specified period of time, and subject to certain limitations. The extent of the beneficial ownership feature, representing the 6% discount from the market price at the conversion date, a total of $800,000, was accreted over the earliest period after which all such shares were convertible, or nine months (the "Conversion Period"). In addition the Series D Stock agreement contains a provision whereby the stated value of the Series D Stock is to increase by 4% per annum, accruing from the date of issuance until conversion. In connection with the issuance of the Series D Stock, the Company issued 201,614 warrants to purchase the Company's common stock at an exercise price of 130% of the closing price on the issuance date (i.e. $20.16 per share). The fair value of these warrants ($1,200,000) was accreted over the Conversion Period of the Series D Stock. Holders of the Series D Stock have limited voting rights and are not entitled to any dividends. During the three months ended March 31, 1999, the holders of 1,400 of these shares elected to exercise their right of conversion into shares of common stock, leaving 10,900 shares of Series D Stock outstanding at March 31, 1999.


NOTE 7 - ISSUANCE OF COMMON STOCK AND EXERCISE OF OPTIONS

            A total of 392,405 shares of common stock were issued, in transactions not involving a public offering under the Securities Act of 1933, as amended, during the three months ended March 31, 1999: 367,045 upon the conversion shares of the Series D stock and 25,000 on the exercise of previously issued stock options. The exercise of options resulted in net proceeds of $62,500.


NOTE 8 - NET LOSS PER COMMON SHARE

            Net loss per common share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares and common shares outstanding during the period. For the periods ended March 31, 1999 and 1998, the potential common shares have an antidilutive effect on the net loss per common share for common shareholders. Accordingly, diluted net loss per common share for common shareholders has not been presented.

NOTE 9 - COMPREHENSIVE LOSS

            The total comprehensive loss for the three months ended March 31, 1999 and 1998 was $3,487,482 and $1,648,375 respectively. The adjustment to arrive at the total comprehensive loss for each period consists of foreign currency translation.


NOTE 10 - INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

            The Company is a leading developer and marketer of integrated produce systems solutions specifically designed to address the needs of the rapidly growing market for fresh-cut produce. These products fall into two major classifications; processing technologies and related activities and packaging materials. Processing technologies are designed to inhibit the enzymatic degradation that causes fruits and vegetables to begin to deteriorate immediately after processing and are sold primarily in the United States with smaller amounts also sold in Canada. This category also includes activities of the Company's fresh-cut corn and potato products, as well as provision of scientific and technical services in the United States. The Company's produce packaging business involves perforating, converting and printing of flexible packaging, including technologies and processes that are proprietary to the Company, which are marketed in North and South America, the United Kingdom and Continental Europe.

            The following table summarizes the Company's financial information by industry segment.

                                                         Three Months Ended March 31,
                                                           1999                1998
Sales:
   Processing technologies and
     related activities                                $ 1,809,326        $   980,470
   Packaging materials                                    5,948,204          6,254,550
                                                        -----------        -----------

          Total sales                                   $ 7,757,530        $ 7,235,020
                                                        ===========        ===========


Net (Loss) Income from Operations:
   Processing technologies and
     related activities                                $(3,078,061)       $(1,659,257)
   Packaging materials                                       91,304            125,121
                                                        -----------        -----------

          Total net (loss) income from operations       $(2,986,757)       $(1,534,136)
                                                        ===========        ===========

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

            In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-up Activities. This SOP provides guidance on the financial reporting of start-up costs and organizational costs. It requires costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for fiscal years beginning after December 15, 1998 and, as such, the Company has adopted it as of January 1, 1999. Adoption of this SOP did not have a material impact on its consolidated financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

            The Company is a leading developer and marketer of integrated produce systems solutions specifically designed to address the needs of the rapidly growing market for fresh-cut produce. In this regard, the Company develops, manufactures and markets proprietary produce processing technologies, packaging technologies, and scientific and technical services, which are specifically designed to maintain the quality and integrity of fresh-cut produce. The foundation of the Company's integrated systems solutions is its proprietary produce processing aid technology, which inhibits the natural enzymatic degradation of fruits and vegetables after they have been processed. Fresh-cut fruits and vegetables that are treated with the Company's proprietary processing aids better maintain their natural characteristics such as color, texture, taste and smell. The use of the Company's processing aids allows for increased availability of certain fresh-cut produce products, such as sliced apples, potatoes and corn. The Company has concluded that the use of the Company's processing aids, in accordance with the Company's recommended protocols, is "generally recognized as safe" ("GRAS") under FDA regulations. The Company also uses a variety of film technologies to create packaging specifically designed to complement and enhance the effectiveness of the Company's processing aids by allowing fruits and vegetables to "breathe" after they have been cut and packaged. The Company markets these packaging products to produce growers and processors. In addition, the Company's scientific and technical services, which include food safety and microbiological testing, provide fresh produce processors with expertise in food safety, post-harvest horticulture and processing techniques, and support the cross-marketing efforts for the Company's other products. The Company believes its processing aids are safe and environmentally "friendly" and, together with its packaging and scientific and technical services, add significant value to the businesses of its customers. In addition to its integrated systems solutions for fresh-cut produce, the Company also markets flexible packaging for uses in the snack food, bakery and confectionery industries and for other uses.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

            Sales. Sales increased from $7,235,000 in the three months ended March 31, 1998 to $7,758,000 in the three months ended March 31, 1999, an increase of $523,000 or 7%. Sales of processing technologies and related activities increased from $981,000 in the three months ended March 31,1998 to $1,809,000 in the three months ended March 31, 1999, an increase of $828,000 or 85%. Sales of US packaging materials fell from $824,000 in the three months ended March 31, 1998 to $680,000 in the three months ended March 31,1999, a decrease of $144,000 or 18%. Sales of UK packaging materials fell from $3,178,000 in the three months ended March 31, 1998 to $2,716,000 in the three months ended March 31, 1999, a decrease of $462,000 or 15%. Sales of European packaging materials rose from $2,252,000 in the three months ended March 31, 1998 to $2,553,000 in the three months ended March 31, 1999, an increase of $301,000 or 13%.

            The increase in sales of processing technologies and related activities was mainly due to the significant growth in the volume of fresh-cut corn sold through the Company's majority-owned affiliate, NewCornCo LLC ("Newcorn"). In an effort to secure a consistently available supply of raw material, the Company in 1998 entered into supply agreements with a number of corn growers located in various regions throughout the US and Mexico. Building on this, further development has occurred in 1999. In light of increasing sales volume and capacity constraints and in an effort to provide capacity for future growth, Newcorn relocated its West Coast operations into a newly leased facility in Camarillo, CA ("Camarillo Facility") in the third quarter of 1998. In addition to significantly increasing Newcorn's processing capacity, management expects that the Camarillo Facility will enhance operating efficiencies. Newcorn has also constructed a new 35,000 square foot facility located in Darien, Wisconsin (the "Darien Facility") to further increase processing capacity, which was completed shortly after the end of the 1999 first quarter. Management expects that this new facility will enable Newcorn to extend the geographic reach of its food products, with shipments from this new facility targeted principally at the Midwest and East Coast markets of the US.

            In October 1998, Newcorn received formal approval from The Sholl Group II, the exclusive licensee of the "Green Giant(R) Fresh" brand from the Pillsbury Company, to sell fresh-cut corn processed at the Camarillo Facility under the "Green Giant(R) Fresh" brand name. Sales under the "Green Giant(R) Fresh" brand began in late October 1998. Following the recent approval of the Darien Facility, shipments are expected to begin from there shortly, but will not make a meaningful contribution to group revenue until the second half of 1999. Management expects that sales of fresh-cut corn under the "Green Giant(R) Fresh" brand will supplement sales of fresh-cut corn made under Newcorn's "Somis Creek(R)" and "Fresh Traditions(TM)" brands. Management believes that the capacity constraints and disruption caused by the work on the Darien Facility inhibited sales growth in 1999, but it is unable to quantify the extent to which sales were affected.

            The Company also experienced significant growth in the volume of fresh-cut potato products sold by its EPL Food Products, Inc. subsidiary under the "Green Giant(R) Fresh" brand name.

            The Company is continuing to focus on the sale and development of its processing technologies, particularly with respect to corn, potatoes and apples. In addition, the Company has obtained (i) US patent protection for a processing-aid based technology designed to eliminate the use of ice in shipping boxes of processed broccoli, (ii) an exclusive license for patented technology developed in collaboration with Penn State University for use on freshly harvested mushrooms and (iii) US patent protection for a processing-aid based technology designed to better maintain the quality and thus enhance the economic value of whole peeled potatoes. Product testing continues on a number of other vegetables, and in some cases has been expanded or accelerated, and significant costs have been incurred to date which have yet to yield material revenues. In addition, the Company continues to grow its capability in scientific and technical services, and is seeing an increasing demand for food safety and hygiene in the produce industry. The Company believes it is well-positioned to add further value to the operations of fresh-cut processors.

            The reduction in U.S. packaging material sales was principally attributable to timing differences in shipments to large customers in the first quarter of 1999 versus the same period of 1998. Much of this volume shortfall should be recovered in the second and third quarter of 1999. Additionally, certain sales, which were previously reported by the Company, are now assigned to the Company's unconsolidated joint venture with American National Can Company, ANC-Respire, LLC and, therefore, are no longer reported as sales in the Company's Statement Of Operations. During 1998 the Company improved the operational efficiency of its U.S.-based perforating equipment, leveraging the knowledge base of the U.K. operations, and identified a number of markets and applications to target for sales and product development. As a result, the Company is in the process of increasing the capacity of both its proprietary gas flame perforating and proprietary microperforating capabilities to take advantage of market opportunities, which include applications in the produce, horticultural, bakery and pharmaceutical industries.

            Sales of U.K. packaging materials decreased from $3,178,000 in the three months ended March 31, 1998 to $2,716,000 in the three months ended March 31, 1999, a fall of $462,000 or 15%. This was principally attributable to a reduced level of sales to Pepsico, as well as an adverse impact of pricing pressures in the UK, together with a reduction in sales of film to the bakery industry. This impact, however, was offset by increased sales in other areas, as the Company continued the execution of its strategic objective to reduce its dependence on Pepsico and the bakery industry, both of which are lower margin areas of activity, and focus more on utilizing its proprietary perforating technology to move into new, higher value-added areas. The Company believes that its efforts to change product mix is providing a more stable foundation for sustainable and more profitable growth, although there can be no assurance that the Company will be successful in this effort. During 1998 the Company's Respire(R) brand of breathable packaging for fresh produce was launched in the UK and has been successful in gaining new business. In addition, the Company's proprietary micro-perforating technology has enabled the Company to win new business in the area of cooked meat pastry products, although the volume of this business has not been significant to date. Other applications are currently under development.

            Sales of European packaging materials increased from $2,252,000 in the three months ended March 31, 1998 to $2,553,000 in the three months ended March 31, 1999, an increase of $301,000 or 13%. The Company, though its subsidiary in Spain, Fabbri Artes Graficas Valencia, S.A. ("Fabbri") is targeting further expansion not only in Spain but in other European countries and this is beginning to show results. In addition, Fabbri is reducing its dependency on the citrus crop by increasing its sale of packaging materials used in fresh produce and other areas. The diversification is planned to continue, and the Company is working on the launch of the Company's Respire(R) brand of breathable packaging for fresh produce into Europe. In addition, Fabbri is seeking to expand its limited revenue derived from South American countries through existing and new contacts.

            Gross Profit. Gross profit fell from $1,160,000 in the three months ended March 31, 1998 to $44,000 in the three months ended March 31, 1999, a decrease of $1,116,000 or, as a percentage of sales, from 16% to 0.6%. This decrease was principally due to the adverse impact of the cost of market development and sales support within the corn business, as well as in the potato business. In addition, Newcorn at times was unable to process and sell on a profitable basis bulk corn which it had committed to purchase, which adversely impacted gross profit. The impact of these items should be reduced by the second quarter of 1999 now that the Darien Facility has been completed and associated start costs expensed. Management believes that this facility will make meaningful contributions to gross profit by the second half of 1999. Market development and sales support costs are expected to continue to be incurred in the future, although their adverse impact on gross profit is expected to diminish as sales volumes and operating efficiencies improve. The Company also expects that the relocation of Newcorn's West Coast operations and the Company's fresh-cut potato processing activities into the Camarillo Facility in late 1998, together with the recent completion of the Darien Facility, will all significantly increase processing capacity and help enhance operating efficiencies in the future.

            Gross profit from period to period may also be impacted by pricing pressures on Newcorn's corn business primarily attributable to the extent to which bulk corn is available in regions where Newcorn's fresh-cut corn products are sold, which is largely a function of the timing of and variations in regional harvest yields. Newcorn enters into fixed price contracts for the supply of a portion of its bulk corn requirements, the aim of which is to ensure, where possible, adequate supplies of bulk corn of consistent quality at a known, fixed price. If market prices for bulk corn are constant or rise, Newcorn will benefit from such arrangement. However, if market prices fall, Newcorn may not be able to fully pass on all of its costs if it is unable to renegotiate contract prices. Management believes changes in prices of raw materials for its products have not had a material effect on the Company's results of operations to date; however, as the Company's business becomes more reliant upon sales of its processing aids and related activities, results of operations may be more susceptible to the effects of changing prices due to the pricing of certain kinds of produce, as well as ingredients used in the Company's processing technologies.

            In addition, the Company continues to accelerate the development of certain applications for its proprietary micro-perforating technology. These costs are mainly expensed as incurred, although the benefits of this expense in terms of incremental sales and gross profit, is not expected to commence until the second half of 1999 and beyond.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased marginally from $1,883,000 in the three months ended March 31, 1998 to $1,923,000 in the three months ended March 31, 1999, an increase of $40,000 or 2%. This small increase was due primarily to (i) the continuing and accelerating development of the Company's sales and marketing efforts, particularly in the area of sales of processing technologies and related activities for potatoes, corn and apples, together with packaging development, and (ii) other costs, including the hiring of additional personnel. The Company's sales and marketing efforts with respect to processing technologies and related activities are primarily focused on fresh-cut potatoes, corn and apples and, to a lesser extent, other produce categories, together with packaging applications.

            Research and Development Costs. Research and development costs increased from $420,000 in the three months ended March 31, 1998 to $582,000 in the three months ended March 31, 1999, an increase of $162,000 or 39%. This reflects the increasing costs of internal scientific activities related to sales efforts for large potential customers, principally related to mushrooms, potatoes and broccoli, together with perforated films, as well as external costs from the collaborative work undertaken with outside institutions. The Company continues to expense all development costs, whether product, market or sales related, in the year incurred, and thus costs are incurred prior to the benefits, if any, that may be expected to be realized from such expense. The Company expects that research and development costs will continue at no less than recent levels and may increase.

            Depreciation and Amortization. Depreciation and amortization increased from $390,000 in the three months ended March 31, 1998 to $526,000 in the three months ended March 31, 1999, an increase of $136,000 or 35%. This is mainly due to the increased depreciation on the increased fixed asset base, following the capital expenditure in 1998, including work on the Camarillo Facility and Darien Facility amongst other projects.

            Loss from Operations. Loss from operations increased from $1,534,000 in the three months ended March 31, 1998 to $2,987,000 in the three months ended March 31, 1999, an increase of $1,453,000 or 95%. The increase was primarily due to an increase in costs, many of which were one time costs as detailed above, especially the development costs of potatoes and corn, the latter including the expensing of the start-up costs of the Darien Facility which has recently been approved for shipment of fresh produce. However, total operating expenses, excluding depreciation and amortization, only increased by $202,000 or 9%, and were broadly constant as reflected in total operating expenses as a percentage of sales. This reflects the continuing leveraging of the Company's infrastructure through the expansion of the Company's business, and management believes this leverage should increase further as sales continue to develop. Management believes that considerable commercial progress continues to be made and that the foundation for future sustainable growth has been considerably strengthened. However, because all development costs are expensed as they are incurred, together with the fact that such expense is necessarily incurred before the benefits of increased sales and improved margins can be seen, the Company's financial results do not yet reflect this activity.

            Accretion, Discount and Dividends on Preferred Stock. The accretion, discount and dividends on preferred stock decreased from $1,351,000 for the three months ended March 31, 1998 to $124,000 in the three months ended March 31, 1999, a decrease of $1,227,000. The decrease was due to completion during 1998 of the amortization of the beneficial conversion feature of the Series D Stock and accretion of the fair value of warrants issued in connection with the issuance of the Series D Stock. The 1999 charge primarily represents a 4% per annum appreciation provision on the outstanding stated value of the Series D Stock.

YEAR 2000 COMPLIANCE DISCLOSURE

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

            The Company has received and reviewed Unit Plans from each of its business units and has completed its identification of year 2000 issues reasonably expected to have a material impact on the Company's operations. The Company currently expects to complete development of its remediation plans for such material issues by the end of May 1999 and perform any required remediation prior to September 30, 1999. Although the Company is using its best efforts to ensure that these dates will be achieved in a timely manner, no assurance can be given that the Company will not experience delays in executing the EPL Y2K Plan.

            The Company is in the process of completing its identification, prioritizing and communicating with critical suppliers, distributors and customers to determine the extent to which the Company may be vulnerable to external year 2000 issues. Detailed evaluations of the most critical third parties have been initiated through questionnaires, interviews and other means. The Company believes that each business unit has successfully identified critical third parties with year 2000 issues. The Company intends to monitor the progress made by those parties and formulate appropriate contingency plans to address any year 2000 issues of critical third parties which remain unresolved.

            The Company requires each business unit to monitor and report on a monthly basis the progress made on identifying and addressing such unit's year 2000 issues. Unit plans include any incremental out-of-pocket expenses incurred by such unit to assess exposure, prepare and implement a remediation plan, test internal systems, upgrade or replace non-compliant computer hardware and software and embedded technology and contact critical suppliers and customers. The Company does not require such units to monitor the cost of using internal resources (such as salary and related benefit costs) in implementing the EPL Y2K Plan.

            The total estimated cost of the Company's year 2000 project, excluding the cost of using internal resources, is estimated at approximately $100,000 and is currently being funded through operating cash flows. Of this total estimated cost, the Company estimates that approximately $30,000 will be attributable to the purchase of new hardware and software and will be capitalized in accordance with the Company's current policies, with the remaining $70,000 to be expensed as incurred. As of March 31, 1999, the Company had incurred approximately $25,000 in costs related to its year 2000 project, all of which had been expensed. The remaining costs are expected to be incurred over the balance of 1999. This total estimated cost is based on numerous assumptions, including the continued availability of current employees responsible for implementing the Company's year 2000 plan, the Company's ability to identify and remediate its year 2000 issues in a timely manner and the severity of any year 2000 issues identified. There can be no assurance, however, that actual costs will not differ materially from this estimate. Factors that may cause actual costs to vary materially from those currently anticipated include, but are not limited to, the availability and cost of personnel capable of implementing the Company's year 2000 plan, the ability to locate and repair or replace all non-compliant hardware, software and embedded technology in a timely manner, the ability of critical suppliers and customers to address their own year 2000 issues adequately.

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

            The Company is using its best efforts to ensure that the impact of year 2000 issues on its critical systems will not affect its ability to provide products and services to its customers. The Company has not yet completed its analysis of the most reasonably likely worst case scenario it is likely to face. The Company expects to complete its worst case analysis by the end of May 1999, contingency planning for the worst case scenario by the end of June 1999 and have its contingency plan in place by the end of the third quarter of 1999. The Company expects that its contingency plan may include stockpiling raw materials, increasing inventory levels, securing alternate sources of supply and other measures.

LIQUIDITY AND CAPITAL RESOURCES

            At March 31, 1999, the Company had $1,490,881 in cash and short term investments, compared with $1,831,139 at December 31, 1998, a decrease of $340,258. During the three months ended March 31, 1999, $829,434 was used in operating activities. In addition, $447,559 was used in investing activities to purchase fixed assets. The increase in cash used in operating activities of $50,404 in the three months ended March 31, 1999 compared to the same period in 1998 reflects the increased net loss, offset by increased non cash adjustments and more favorable improvements in working capital for the three months ended March 31, 1999 .

            Total financing activities during the three months ended March 31, 1999 generated $936,735, compared with $42,965 used in the same period in 1998. This was primarily from the proceeds of short term debt and the increased net proceeds from the exercise of previously issued stock options.

            As of March 31, 1999, the Company had drawn $645,720 under an existing line of credit with the Bank of Scotland, entered into by its subsidiary EPL Technologies (Europe) Limited, for up to $645,720, which bears interest of 2% over bank base rate (5.5% as of March 31, 1999). The Company also has a short-term line of credit with the Bank of Scotland for up to approximately $404,000 which also bears interest of 2% over bank base rate. At March 31, 1999, approximately $388,000 had been drawn under this facility. Subsequent to the end of the quarter, the Company negotiated a temporary increase in this latter facility of an additional $323,000. This increase will be reviewed again in July 1999. The lines of credit are collateralized by the assets of EPL Technologies (Europe) Limited and its subsidiaries. The debt agreements with the Bank of Scotland contain certain covenants applicable to the results of operations of these businesses which provide for maintenance of minimum asset levels and minimum earnings before interest and tax to external interest ratios.

            In addition, in July 1998 the Company, through its Spanish subsidiary Fabbri, finalized with BankInter an unsecured line of credit for PTS 275,000,000 ($1,786,875 at $1.00:PTS 153.9). This facility was drawn in full as of March 31, 1999. The facility carries interest of 0.3% over BankInter base rate (3.0% as of March 31, 1999). There are no covenants applicable to the facility.

            At the end of the third quarter of 1998, Newcorn entered into two equipment financing loans with General Electric Capital Corporation ("GECC") and Santa Barbara Bank & Trust ("SBBT") secured by specifically identified capital assets. The GECC loan is for approximately $549,000 for a term of 48 months bearing interest at 10.25% per annum. The SBBT loan is for approximately $466,000 for a term of 48 months payable in equal monthly installments bearing interest at 10.5% per annum. At March 31, 1999, approximately $492,000 and $410,000 were outstanding under the GECC and SBBT loans, respectively.

            In March 1999, Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company on a short term basis a revolving credit facility in an amount of up to $500,000, of which $475,000 was outstanding as of March 31, 1999. The Company's obligations under this facility are unsecured, and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum and are due on the earlier to occur of (a) demand for payment and (b) June 30, 1999. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by Mr. Devine in connection with advancing funds to the Company under this facility.

            Also in March 1999, private investors agreed to extend to the Company on a short term basis a revolving credit facility in an amount of up to $500,000, of which $500,000 was outstanding as of March 31, 1999. The Company's obligations under this facility are unsecured, and amounts outstanding thereunder bear interest at a rate of 9% per annum and are due on the earlier to occur of (a) demand for payment and (b) June 30, 1999. The Company has agreed not to permit any encumbrance on the assets of its Spanish subsidiary Fabbri without the prior written consent of the lenders under such facility for so long as any amounts remain outstanding thereunder. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by such lenders in connection with advancing funds to the Company under such facility.

            On March 30, 1999, Value Management & Research (UK) Limited ("VMR") and the Company entered into a revolving credit facility in an amount of up to $3,000,000 (the "VMR Facility"). The VMR Facility expires on September 30, 2000, and is used for working capital purposes. The Company's obligations under the VMR Facility are unsecured and bear interest at a rate per annum equal to the US prime rate plus 2.25%, provided that the applicable interest rate shall be no less than 9%. The VMR Facility prohibits the Company from (a) encumbering any assets which are located in Spain and owned by the Company or any of its subsidiaries or affiliates ( "Spanish Assets") without the prior written consent of VMR, (b) paying any dividend on shares of Common Stock so long as any amounts are outstanding under the VMR Facility and
(c) paying any dividend on any preferred stock of the Company without the prior written consent of VMR. If the Company obtains financing secured by some or all of the Spanish Assets, then the proceeds of such financing are to be applied to repay any amounts outstanding under the VMR Facility unless VMR otherwise agree. The Company has agreed to pay to VMR an arrangement fee equal to 1.5% of the total amount available under the VMR Facility. No amounts were drawn under this facility as at March 31, 1999.

            At March 31, 1999, the Company had warrants outstanding and exercisable to purchase 263,857 shares of common stock at a weighted average price of $17.76 per share, which, if exercised, would provide the Company with gross proceeds of approximately $4,687,000. In addition, at March 31, 1999, the Company had 2,038,000 options outstanding and exercisable to purchase shares of common stock at a weighted average price of $9.01 per share, which, if exercised, would provide the Company with gross proceeds of up to approximately $18,364,000. At March 31, 1999, there were no material commitments for capital expenditures.

            Historically, the Company's revenues have not been sufficient to fund the development of the Company's business, and thus it has had to finance its operating losses externally principally through equity financing. The Company's management believes that anticipated cash flows from consolidated operations, existing resources and financing received, will be sufficient to meet the Company's operating needs and growth strategy for the next twelve months. The Company may, however, be required to seek additional debt or equity financing in the event the Company's actual operating needs exceed those currently anticipated by management, or the Company's actual cash flows are less than those currently anticipated by management, or to implement the Company's growth strategy. No assurances can be given that the Company will be successful in raising additional capital and failure to raise such capital, if needed, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

            a)     Exhibits

                   Exhibit 11.0     Computation of Loss per share


            b)     Reports on Form 8-K

                   On February 22, 1999 the Company filed a report on Form 8-K, under item 5 thereof, incorporating a press release dated January 22, 1999. This release announced that the U.S. patent office had granted a new U.S. patent to the Company, the claims of which are based on fresh-cut potato processing aid technologies designed to better maintain the quality, and thus enhance the economic value, of whole peeled potatoes as they are brought to the consumer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               EPL TECHNOLOGIES, INC.




Date:     May 14, 1999           /s/ Paul L. Devine
                               -----------------------------------------------
                               Paul L. Devine
                               Chairman and President
                               (Principal Executive Officer)



Date:      May 14, 1999          /s/ Bruce M. Crowell
                               ----------------------------------------------
                               Bruce M. Crowell
                               Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)