Form 10-Q
period 1999-06-30
EPL TECHNOLOGIES INC
filed 1999-08-16
CIK 945269

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                       For the Quarter Ended JUNE 30, 1999

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the transition period from _____ to _____


                         Commission File Number: 0-28444


                             EPL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  Colorado                             84-0990658
     (State of incorporation)           I.R.S. Employer Identification Number)

                        2 INTERNATIONAL PLAZA, SUITE 245
                           PHILADELPHIA, PA                         19113-1507
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

               11,930,509 shares of $0.001 par value common stock
                        outstanding as of July 31, 1999.

                             EPL TECHNOLOGIES, INC.

                                      INDEX

                                                                                Page
                                                                                ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                 A.  CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 1999 AND DECEMBER 31, 1998                   1

                 B.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999
                     AND 1998                                                    2

                 C.  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998             3

                 D.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS        4


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                    9
            CONDITION AND RESULTS OF OPERATIONS.


                           PART II - OTHER INFORMATION

ITEM 5.     OTHER INFORMATION                                                    18

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                    18

            SIGNATURES.                                                          19

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            JUNE 30,          DECEMBER 31,
                                                             1999                1998
                                                           ----------        -------------
                                                           (Unaudited)            *
                             ASSETS
CURRENT ASSETS
Cash and cash equivalents                                $    780,811        $  1,831,139
Accounts receivable, net                                    6,052,736           6,419,712
Inventories                                                 4,391,703           4,275,490
Prepaid expenses and other current assets                   1,478,833           1,462,663
                                                         ------------        ------------
      TOTAL CURRENT ASSETS                                 12,704,083          13,989,004
                                                         ------------        ------------
PROPERTY AND EQUIPMENT, NET                                11,317,554          11,724,648

OTHER ASSETS
Patent and distribution rights, net                           851,274             901,285
Goodwill                                                    2,694,129           2,921,061
Other intangibles, net                                        163,706             181,964
Other noncurrent assets                                        61,236              53,546
                                                         ------------        ------------
    TOTAL OTHER ASSETS                                      3,770,345           4,057,856
                                                         ------------        ------------

        TOTAL ASSETS                                     $ 27,791,982        $ 29,771,508
                                                         ============        ============

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                         $  9,459,070        $  6,469,055
Accrued expenses                                            1,520,787           1,210,129
Other liabilities                                           1,105,244             705,029
Notes payable                                               1,125,000                   0
Current portion of long-term debt                             468,376             474,098
                                                         ------------        ------------
      TOTAL CURRENT LIABILITIES                            13,678,477           8,858,311

LONG TERM DEBT                                              3,338,958           3,683,604

DEFERRED INCOME TAXES                                          73,578              77,964
                                                         ------------        ------------
    TOTAL LIABILITIES                                      17,091,013          12,619,879
                                                         ------------        ------------

Convertible Series D Preferred Stock                       11,600,813          12,846,586

SHAREHOLDERS' EQUITY
Convertible Series A Preferred Stock                           60,000              60,000
Common Stock                                                   11,905              11,511
Additional paid-in capital                                 40,089,174          38,442,213
Accumulated deficit                                       (40,718,820)        (34,651,720)
Foreign currency translation adjustment                      (342,103)            443,039
                                                         ------------        ------------
    TOTAL SHAREHOLDERS' EQUITY                               (899,844)          4,305,043
                                                         ------------        ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 27,791,982        $ 29,771,508
                                                         ============        ============


* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                       SIX MONTHS ENDED JUNE 30,             THREE MONTHS ENDED JUNE 30,
                                                       1999                1998               1999                  1998
                                                   ------------        ------------        ------------        ------------
Sales                                              $ 16,049,179        $ 16,370,772        $  8,291,649        $  9,135,752

Cost of sales                                        15,627,529          13,439,173           7,913,711           7,363,746
                                                   ------------        ------------        ------------        ------------

Gross profit                                            421,650           2,931,599             377,938           1,772,006

Selling, general and administrative expenses          3,856,078           3,764,260           1,933,458           1,881,292

Research and development costs                        1,129,942             789,788             547,585             369,337

Depreciation and amortization                         1,070,427             804,974             544,935             414,664
                                                   ------------        ------------        ------------        ------------

Net loss from operations                             (5,634,797)         (2,427,423)         (2,648,040)           (893,287)

Interest expense, net                                   172,566              14,573             123,004              (7,223)

Net loss from unconsolidated affiliates                  13,904                   0              17,717                   0
                                                   ------------        ------------        ------------        ------------

Net loss                                           $ (5,821,267)       $ (2,441,996)       $ (2,788,761)       $   (886,064)

Deduct:
   Accretion, discount and dividends on
   preferred stock                                      245,833           2,353,654             122,000           1,002,682
                                                   ------------        ------------        ------------        ------------


Net loss for common shareholders                   $ (6,067,100)       $ (4,795,650)       $ (2,910,761)       $ (1,888,746)
                                                   ============        ============        ============        ============

Loss per common share                              $      (0.51)       $      (0.49)       $      (0.24)       $      (0.18)
                                                   ============        ============        ============        ============


Comprehensive loss

Net loss                                           $ (5,821,267)       $ (2,441,996)       $ (2,788,761)       $   (886,064)
Other comprehensive (income)\loss
        foreign exchange                                785,142              (5,615)            330,166             (98,058)
                                                   ------------        ------------        ------------        ------------
Total comprehensive loss                           $ (6,606,409)       $ (2,436,381)       $ (3,118,927)       $   (788,006)
                                                   ============        ============        ============        ============



The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                         JUNE 30,           JUNE 30,
                                                                           1999                1998
                                                                        ----------          ---------
OPERATING ACTIVITIES:
        Net loss                                                        $(5,821,267)       $(2,441,996)
        Adjustments to reconcile net loss to net cash
          Used in operating activities:                                   1,070,427            799,182
        Net loss from unconsolidated affiliates                             (13,904)                 0
        Changes in assets and liabilities                                 4,415,679           (757,034)
                                                                        -----------        -----------

                  Net cash (used) in operating activities                  (349,065)        (2,399,848)
                                                                        -----------        -----------

INVESTING ACTIVITIES:
        Purchase of fixed assets                                           (855,225)        (2,008,253)
        Proceeds from sale of fixed assets                                        0             15,370
                                                                        -----------        -----------

                  Net cash (used) in investing activities                  (855,225)        (1,992,883)
                                                                        -----------        -----------

FINANCING ACTIVITIES:
        Proceeds from the exercise of options/warrants                      158,750            852,018
        Proceeds from issuance of preferred and common stock, net                 0          6,726,190
        Proceeds from notes payable                                       1,125,000                  0
        Proceeds from long term debt                                              0            290,130
        Repayment of long term debt                                        (344,646)          (208,503)
                                                                        -----------        -----------

                  Net cash provided from financing activities               939,104          7,659,835
                                                                        -----------        -----------

EFFECT OF EXCHANGE RATE CHANGE ON CASH                                     (785,142)             5,615
                                                                        -----------        -----------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                         (1,050,328)         3,272,719

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              1,831,139          3,756,956
                                                                        -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $   780,811        $ 7,029,675
                                                                        ===========        ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING ACTIVITIES:
        Accretion of warrants, discount, increased value and
          issuance costs related to preferred stock                     $   245,833        $ 2,265,000


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

        The financial information has been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Moreover, the results of operations for the six months and three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. At this stage of the Company's development, month to month and quarter to quarter anomalies in operating results are expected. This information must also be read in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

NOTE 2 - OPERATIONS

        EPL Technologies, Inc. develops, manufactures and markets proprietary technologies designed to maintain the quality and integrity of fresh-cut produce. The Company's primary products are processing technologies and packaging materials, together with a range of scientific and technical services that the Company believes support and complement its product offerings. The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenues necessary to support its cost structure, of which there can be no assurance. The process by which the Company develops and sells its integrated systems solutions for certain kinds and varieties of fresh-cut produce is both expensive and time-consuming. After preliminary discussions with a potential customer, the Company performs a comprehensive review of the potential customer's methods and facilities and initiates a series of tests in an effort to tailor the application of the Company's proprietary and other technologies to the kind or variety of produce to be processed. The Company also works closely with the potential customer to develop a detailed protocol to be followed in processing such produce. Once the development of this integrated systems solution is substantially complete, the Company conducts increasingly sophisticated tests in an effort to refine the prescribed solution before the customer makes any purchase decision. Although the Company believes it has improved its sales efforts significantly, the Company's product development and sales process continues to be lengthy and resource-intensive and could limit the Company's growth. Additionally, limited awareness of the Company and its products in the marketplace and the highly fragmented nature of the fresh-cut produce industry may extend the Company's product development and sales process. The Company does not believe that this process is likely to shorten significantly. Management believes that success in this sales process with large processors is the primary basis for developing sustainable growth in revenues, which will enable the Company to achieve profitable operations in this area of the business, although there can be no assurance such will be the case. The nature of the packaging materials business is such that the sales process is shorter than that for processing technologies, but there is still an approval process to be completed with new customers prior to sale.

        The Company's management believes that cash flows from consolidated operations, existing resources, borrowing opportunities and financing received to date in 1999, including the net proceeds received from the sale and leaseback of property described in Note 11 below, should be sufficient to meet the Company's operating needs for the next 12 months. There can be no assurance, however, that the Company's borrowing opportunities will result in a debt financing and, in any event, the Company may be required to seek additional debt or equity financing to meet its operating needs and to implement its growth strategy.

NOTE 3  - INVENTORIES

Inventories consisted of the following:

                                            June 30, 1999        December 31, 1998
                                            -------------        -----------------
            Raw Materials and Supplies         $2,638,754           $ 2,594,370
            Finished Goods                      1,752,949             1,681,120
                                               ----------            ----------

                 Total Inventories            $ 4,391,703           $ 4,275,490
                                               ==========             =========


NOTE 4 - INTANGIBLE ASSETS - PATENT AND DISTRIBUTION RIGHTS AND GOODWILL

            Patents are amortized over the shorter of their estimated useful lives or the life of the patent. The net book value of acquired and developed patents totaled $851,274 as of June 30, 1999. Amortization expense related to patents totaled $51,156 for the six months ended June 30, 1999. Goodwill related to the acquisition of certain subsidiaries is being amortized on a straight line basis over ten years. Amortization expense related to goodwill and other intangible assets totaled $223,518 for the six months ended June 30, 1999.

NOTE 5 - NOTES PAYABLE

            In March 1999, the Company obtained short-term revolving credit facilities in an aggregate amount of $1,000,000 from the Company's Chairman and Chief Executive Officer ($500,000) and other private investors ($500,000). In June 1999, the former amount was increased to $1,000,000, making a total of $1,500,000 (the "Short Term Facility"). The Company's obligations under the facilities are unsecured and amounts outstanding there under bear interest at a rate of nine percent (9%) per annum and are due on the earlier to occur of (a) demand for payment and (b) September 30, 1999. As of June 30, 1999, the Company had drawn $1,125,000 under these facilities.

            On March 30, 1999 the Company entered into a $3.0 million credit facility with a UK asset management and investment advisory firm ( the "UK Lender"), for a term of 18 months until September 30, 2000. The Company will be able to make draws against the facility when it requires funds for working capital and other purposes. The interest rate applicable to the facility balances will be 2.25% over the US Prime Rate with a minimum rate of 9.0% accruing daily on the outstanding balance on the loan. The Company may repay any amounts drawn under the facility at any time. There were no amounts drawn under the facility as of June 30, 1999. In connection with the Spanish sale and leaseback transaction described in Note 11 below, the Company and the UK Lender cancelled this facility.

NOTE 6 - CONVERTIBLE PREFERRED STOCK

            The Company's 10% Series A Convertible Preferred Stock (the "Series A Stock"), which has been issued up to its authorized limit of 3,250,000 shares, was issued at a price of $1.00 per share, with each share of Series A Stock carrying the option to convert into common shares at a rate of $1.50 per share. The Series A Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series A Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares ($1.50 per share) at the Company's option. The outstanding dividends at June 30, 1999 totaled $1,417,692.

            During the three months ended June 30, 1999, no shareholder holding shares of Series A Stock elected to exercise the right of conversion, leaving 60,000 shares of Series A Stock outstanding at June 30, 1999. In addition, 20% of the common stock into which the Series A Stock may be converted carries detachable warrants at an exercise price of $2.00 per warrant. All of these warrants have now been exercised or have expired.

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

- at an aggregate consideration of $2,500,000, to two existing investors in the Company (the "Series B Stock"). During 1997, the holders of all of the shares of the Series B Stock elected to convert such shares into an aggregate of 265,957 shares of common stock and thus there were no shares of Series B Stock outstanding at June 30, 1999. The Series B Stock carried a dividend rate of 10% per annum, payable in cash and/or shares of common stock (at a rate of $9.40 per share) at the Company's option. The outstanding dividends on the Series B Stock at June 30, 1998 totaled $270,092.

            During 1997, the Company received gross proceeds of $1.0 million from an existing institutional shareholder in connection with a private offering of common and Board Designated Preferred Stock. This resulted in the issuance of 43,750 shares of common stock, together with 144,444 shares of Board Designated Preferred Stock designated Series C Convertible Preferred Stock (the "Series C Stock"). Such issuance was made under Regulation D under the Securities Act of 1933, as amended, as a transaction not involving a public offering. The Series C Stock carries the option to convert into such number of shares of common stock as is determined by dividing $4.50 by the conversion price (as defined in the documentation for the Series C Stock) in effect at the time of conversion for each share of Series C Stock and votes as a class, except as otherwise provided by law, with the Series A Stock, the Series B Stock and the common stock, based on the underlying number of shares of common stock after conversion. The extent of the beneficial conversion feature, representing the difference between the $9.00 conversion price and the prevailing market price of the common stock at the date of issuance, a total of $72,222, was accreted immediately upon issuance. The Series C Stock carried a dividend rate of 10% per annum, payable in cash and/or shares at the Company's option. During 1998, the holder of all of the Series C Stock converted such shares into 72,222 shares of common stock and thus there were no shares of Series C Stock outstanding at June 30, 1999. The outstanding dividends on the Series C Stock at June 30, 1999 totaled $49,239. In connection with the issuance of the Series C Stock, the Company issued warrants to purchase 30,993 shares of the Company's common stock at an exercise price of $10.00 per share. The value of these warrants will be accreted over the estimated lives of these warrants (5 years).

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

            The Series D Stock carries the option to convert into shares of common stock at a variable rate, based on the stated value for each share of Series D Stock ($1,000) divided by 94% of the prevailing market price at the time of conversion, as calculated based on the lowest five-day average closing bid price per share of Common Stock during a specified period of time, and subject to certain limitations. The extent of the beneficial ownership feature, representing the 6% discount from the market price at the conversion date, a total of $800,000, will be accreted over the earliest period after which all such shares are convertible, or nine months (the "Conversion Period") and was thus largely complete as of June 30, 1998. In addition the Series D Stock agreement contains a provision whereby the stated value of the Series D Stock is to increase by 4% per annum, accruing from the date of issuance until conversion. In connection with the issuance of the Series D Stock, the Company issued 201,614 warrants to purchase the Company's common stock at an exercise price of 130% of the closing price on the issuance date (i.e. $20.16 per share). The fair value of these warrants ($1,200,000) will be accreted over the Conversion Period. Holders of the Series D Stock have limited voting rights and are not entitled to any dividends. During the three months ended June 30, 1999, no holders of these shares elected to exercise the right of conversion into shares of common stock, leaving 10,900 shares of Series D Stock outstanding at June 30, 1999.

NOTE 7 - ISSUANCE OF COMMON STOCK AND EXERCISE OF OPTIONS

            A total of 2,500 shares of common stock were issued, in transactions not involving a public offering under the Securities Act of 1933, as amended, during the three months ended June 30, 1999. These shares were issued upon the exercise of previously issued stock options and resulted in gross proceeds to the Company of $8,750.

NOTE 8 - NET LOSS PER COMMON SHARE

            Net loss per common share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares and common shares outstanding during the period. For the periods ended June 30, 1999 and 1998, the potential common shares have an antidilutive effect on the net loss per common share for common shareholders. Accordingly, diluted net loss per common share for common shareholders has not been presented.

NOTE 9 - INDUSTRY SEGMENT INFORMATION

            The Company is a developer and marketer of integrated produce systems solutions specifically designed to address the needs of the rapidly growing market for fresh-cut produce. These products fall into two major classifications: processing technologies and related activities and packaging materials. Processing technologies are designed to inhibit the enzymatic degradation that causes fruits and vegetables to begin to deteriorate immediately after processing and are sold primarily in the United States, with smaller amounts also sold in Canada. This category also includes activities of the Company's fresh-cut corn and potato products, as well as provision of scientific and technical services in the United States. The Company's produce packaging business involves perforating, converting and printing of flexible packaging, including technologies and processes that are proprietary to the Company, which are marketed in North and South America, the United Kingdom and Continental Europe.

            The following table summarizes the Company's financial information by industry segment.

                                                                 Six months ended               Three months ended
                                                        June 30, 1999    June 30, 1998     June 30, 1999     June 30, 1998
Sales:
    Processing technologies and related activities       $ 4,731,608       $ 3,828,591       $ 2,922,282       $ 2,848,121
    Packaging materials                                   11,317,571        12,542,181         5,369,367         6,287,631
                                                         -----------       -----------       -----------       -----------
            Total sales                                  $16,049,571       $16,370,772       $ 8,291,649       $ 9,135,752
                                                         ===========       ===========       ===========       ===========
Net (Loss) Income from Operations:
    Processing technologies and related activities        (5,684,839)       (2,888,767)       (2,606,878)       (1,229,510)
    Packaging materials                                       50,142           461,344           (41,162)          336,223
                                                         -----------       -----------       -----------       -----------
            Total net (loss)income from operations       $(5,634,797)      $(2,427,423)      $(2,648,040)      $  (893,287)
                                                         ===========       ===========       ===========       ===========


NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

            In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-up Activities. This SOP provides guidance on the financial reporting of start-up costs and organizational costs. It requires costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for fiscal years beginning after December 15, 1998 and, as such, the Company has adopted it as of January 1, 1999. Adoption of this SOP did not have a material impact on the Company's consolidated financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging

Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those statements at fair value. This statement is effective for fiscal years beginning after June 15, 2000 although early adoption is encouraged. The Company has not yet determined the impact SFAS No.133 will have on its consolidated financial position or results of operations.


NOTE 11 - SUBSEQUENT EVENTS

            In July 1999 the Company completed a sale and leaseback of the land and buildings at its Spanish trading subsidiary, Fabbri Artes Graficas Valencia S.A. ("Fabbri") in an arms length transaction with an unrelated third party.
The Company raised gross proceeds, before costs and taxes, of PTS800,000,000 (approximately $5,000,000). Fabbri was purchased in December 1997 for $5,500,000 with part of the proceeds of the Series D Stock. The Company will use the proceeds to pay down some of its existing debt (estimated at up to $1,500,000, probably the Short Term Facility) and otherwise for working capital and other purposes. The Company expects to realize a pretax profit of approximately $2,600,000 on this transaction, which for financial reporting purposes will be recognized substantially over the eight year life of the associated leaseback. The tax on this profit can be deferred for up to 10 years under Spanish tax rules. In connection with this transaction, the Company has terminated the credit facility of $3,000,000 that it had had with the UK Lender.

            At the Company's annual meeting of shareholders held on August 12, 1999, shareholders approved the issuance of certain shares of common stock upon conversion of the Company's Series D Stock and also approved the amendment to the preferences and rights of the Company's Series D Stock. The holders of the Series D Stock had previously approved the amendment. This approval will allow the Company to reclass this stock into stockholders equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

            The Company is a leading developer and marketer of integrated produce systems solutions specifically designed to address the needs of the rapidly growing market for fresh-cut produce. In this regard, the Company develops, manufactures and markets proprietary produce processing technologies, packaging technologies, and scientific and technical services, which are specifically designed to maintain the quality and integrity of fresh-cut produce. The foundation of the Company's integrated systems solutions is its proprietary produce processing aid technology, which inhibits the natural enzymatic degradation of fruits and vegetables after they have been processed. Fresh-cut fruits and vegetables that are treated with the Company's proprietary processing technologies better maintain their natural characteristics such as color, texture, taste and smell. The use of the Company's processing aids allows for increased availability of certain fresh-cut produce products, such as sliced apples, potatoes and corn. The Company has concluded that the use of the Company's processing technologies, in accordance with the Company's recommended protocols, is "generally recognized as safe" ("GRAS") under FDA regulations. The Company also uses a variety of film technologies to create packaging specifically designed to complement and enhance the effectiveness of the Company's processing technologies by allowing fruits and vegetables to "breathe" after they have been cut and packaged. The Company markets these packaging products to produce growers and processors. In addition, the Company's scientific and technical services, which include food safety and microbiological testing, provide fresh produce processors with expertise in food safety, post-harvest horticulture and processing techniques, and support the cross-marketing efforts for the Company's other products. The Company believes its processing technologies are safe and environmentally "friendly" and, together with its packaging and scientific and technical services, add significant value to the businesses of its customers. In addition to its integrated systems solutions for fresh-cut produce, the Company also markets flexible packaging for uses in the snack food, bakery and confectionery industries and for other uses. The Company is continuing to shift, where possible from low margin packaging products to higher margin packaging products.

            Management is continually searching for new ways to market its products and services and expand operations, both internally and, where appropriate, through strategic and opportunistic acquisitions. In addition, the Company continues to be in discussions with a number of companies in connection with a number of produce categories regarding strategic alliances, joint ventures, licenses and other contracts. There can, however, be no assurance that any such discussions will result in any transaction being consummated.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

            Sales. Sales decreased slightly from $16,371,000 in the six months ended June 30, 1998 to $16,049,000 in the six months ended June 30, 1999, a decrease of $322 000 or 2%. Sales of processing technologies and related activities in the US and Europe increased from $3,829,000 in the six months ended June 30, 1998 to $4,731,000 in the six months ended June 30, 1999, an increase of $902,000 or 24%. Sales of US packaging materials decreased from $1,823,000 in the six months ended June 30, 1998 to $1,247,000 in the six months ended June 30, 1999, a decrease of $576,000 or 32%. Sales of UK packaging materials decreased from $6,434,000 in the six months ended June 30, 1998 to $5,546,000 in the six months ended June 30, 1999, a decrease of $888,000 or 14%. Sales of European packaging materials rose from $4,285,000 in the six months ended June 30, 1998 to $4,525,000 in the six months ended June 30, 1999, an increase of $240,000 or 6%.

            The $902,000 increase in sales of processing technologies and related activities was mainly due to the significant growth in the volume of fresh-cut corn sold through the Company's majority-owned affiliate, NewCornCo LLC ("Newcorn"). In an effort to secure a consistently available supply of raw material, the Company in 1998 entered into supply agreements with a number of corn growers located in various regions throughout the US and Mexico. Building on these sources, further development of Newcorn's processing capabilities has occurred in 1999. Subsequent to the relocation of its West Coast operations into a newly leased facility in Camarillo, CA ("Camarillo Facility") in the third quarter of 1998, which management expects will enhance operating efficiencies as well as significantly increasing Newcorn's processing capacity, Newcorn has also constructed a new 35,000 square foot facility located in Darien, Wisconsin (the "Darien Facility") to further increase processing capacity, which was completed during the second quarter of 1999. Management expects that this new facility will enable Newcorn to extend the geographic reach of its food products, with shipments from this new facility targeted principally at the Midwest and East Coast markets of the US.

            In October 1998, Newcorn received formal approval from The Sholl Group II, the exclusive licensee of the "Green Giant(R) Fresh" brand from the Pillsbury Company, to sell fresh-cut corn processed at the Camarillo Facility under the "Green Giant(R) Fresh" brand name. Sales under the "Green Giant(R) Fresh" brand began in late October 1998. Following the approval of the Darien Facility during the 1999 second quarter, shipments have begun from there, but shipments from the Darien Facility are not expected to make a meaningful contribution to group revenue until the second half of 1999 onwards. Management expects that sales of fresh-cut corn under the "Green Giant(R) Fresh" brand will supplement sales of fresh-cut corn made under Newcorn's "Somis Creek(R)" and "Fresh Traditions(TM)" brands. Management believes that the capacity constraints and disruption caused by the work on the Darien Facility inhibited sales growth in 1999, but it is unable to quantify the extent to which sales were affected.

            The Company also experienced significant growth in the volume of fresh-cut potato products sold by its EPL Food Products, Inc. subsidiary under the "Green Giant(R) Fresh" brand name.

            The Company is continuing to focus on the sale and development of its processing technologies, particularly with respect to corn, potatoes and apples. In addition, the Company has recently obtained (i) US patent protection for a processing-aid based technology designed to eliminate the use of ice in shipping boxes of processed broccoli, (ii) an exclusive license for patented technology developed in collaboration with Penn State University for use on freshly harvested mushrooms and (iii) US patent protection for a processing-aid based technology designed to better maintain the quality and thus enhance the economic value of whole peeled potatoes. Market development work continues to seek to exploit these new technologies. In addition, product testing continues on a number of other vegetables, and in some cases has been expanded or accelerated, and significant costs have been incurred to date which have yet to yield material revenues. The Company also continues to grow its capability in scientific and technical services, and is seeing an increasing demand for food safety and hygiene advice in the produce industry. The Company believes it is well-positioned to add further value to the operations of fresh-cut processors. Furthermore, the Company is receiving an increasing number of inquiries for its processing technologies from potential UK and European customers.

            The reduction in U.S. packaging material sales was principally attributable to timing differences in shipments to large customers compared to the same period of 1998. The Company currently expects to recover much of this volume shortfall in the third quarter of 1999 and thereafter. Additionally, certain sales, which were previously reported by the Company, are now accounted for in the Company's unconsolidated joint venture with American National Can Company, ANC-Respire, LLC and, therefore, are no longer reported as sales in the Company's statement of operations. The Company is currently engaged in discussions with a number of potential customers for new product applications and markets, especially in relation to its proprietary perforating capabilities, leveraging the knowledge base of the U.K. operations. These include applications in the produce, horticultural, bakery and pharmaceutical industries, amongst others.

            The decrease in U.K. packaging material sales was principally attributable to a reduced level of sales to Pepsico, as well as the adverse impact of pricing pressures in the UK, together with a reduction in sales of film to the bakery industry. The impact, however, was offset by increased sales in other areas, as the Company continued the execution of its strategic objective to reduce its dependence on Pepsico and the bakery industry, both of which are lower margin areas of activity, and focus more on utilizing its proprietary perforating technology to move into new, higher value-added areas. Raw material prices have generally fallen by over 25% compared with the same period in 1998, which accounts for most of the reduction in revenue, as sales prices were adjusted downwards to reflect the lower raw material prices. The Company believes that its efforts to change product mix is providing a more stable foundation for sustainable and more profitable growth, although there can be no assurance that the Company will be successful in this effort. During 1998 the Company's Respire(R) brand of breathable packaging for fresh produce was launched in the UK and has been successful in gaining new business in 1999. In addition, the Company's proprietary micro-perforating technology has enabled the Company to win new business in the area of cooked meat pastry products, although the volume of this business has not been significant to date. New business continues to be gained in the area of "breathable" packaging and the Company has recently increased its production capacity in this area to handle the forecast volume increase. Other applications are currently under development.

            Sales of European packaging materials increased from $4,285,000 in the six months ended June 30, 1998 to $4,525,000 in the six months ended June 30, 1999, an increase of $240,000 or 5.6%. The Company, through its subsidiary in Spain, Fabbri Artes Graficas Valencia, S.A. ("Fabbri"), is targeting further expansion not only in Spain but in other European countries and this is beginning to show results. In addition, Fabbri is reducing its dependency on the citrus crop by increasing its sale of packaging materials used in fresh produce and other areas.. Fabbri is also seeking to expand its limited revenue derived from South American countries through existing and new contacts. Furthermore, Fabbri is working increasingly closely with the UK business not only to leverage the scientific and technical knowledge basis, but to be able to offer customers a pan-European service offering. This is reflected in the launch of the Company's Respire(R) brand of "breathable" packaging for fresh produce into Europe

            Gross Profit. Gross profit decreased from $2,932,000 in the six months ended June 30, 1998 to $422,000 in the six months ended June 30, 1999, a decrease of $2,510,000 or, as a percentage of sales, from 17.9% to 2.6%. This decrease was principally due to the adverse impact of the cost of market development and sales support within the corn business, as well as in the potato business. In addition, Newcorn at times was unable to process and sell on a profitable basis bulk corn which it had committed to purchase, which adversely impacted gross profit. The Company expects the impact of these items to be significantly reduced going forward now that the Darien Facility has been completed and associated start costs expensed. Management believes that this facility will make meaningful contributions to gross profit from the second half of 1999 onwards. Market development and sales support costs are expected to continue to be incurred in the future, although their adverse impact on gross profit is expected to diminish as sales volumes and operating efficiencies improve. The Company also expects that the relocation of Newcorn's West Coast operations in late 1998, together with the recent completion of the Darien Facility, will all significantly increase processing capacity and help enhance operating efficiencies in the future. In addition, the Company is also reviewing other options as to how to improve efficiencies and thus profit levels further.

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

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased slightly from $3,764,000 in the six months ended June 30, 1998 to $3,856,000 in the six months ended June 30, 1999, an increase of $92,000 or 2.4%. This small increase was due primarily to (i) the continuing and accelerating development of the Company's sales and marketing efforts, particularly in the area of sales of processing technologies and related activities for potatoes, corn and apples, together with packaging development, and (ii) other costs, including the hiring of additional personnel. The Company's sales and marketing efforts with respect to processing technologies and related activities are primarily focused on fresh-cut potatoes, corn and apples and, to a lesser extent, other produce categories, together with packaging applications.

            Research and Development Costs. Research and development costs increased from $790,000 in the six months ended June 30, 1998 to $1,130,000 in the six months ended June 30, 1999, an increase of $340,000 or 43%. This reflects the increasing costs of internal scientific activities related to sales efforts for large potential customers, principally related to mushrooms and potatoes, together with perforated films, as well as external costs from the collaborative work undertaken with outside institutions. The Company continues to expense all development costs, whether product, market or sales related, in the year incurred, and thus costs are incurred prior to the benefits, if any, that may be expected to be realized from such expense. The Company expects that research and development costs will continue at no less than recent levels and may increase.

            Depreciation and Amortization. Depreciation and amortization increased from $805,000 in the six months ended June 30, 1998 to $1,070,000 in the six months ended June 30, 1999, an increase of $265,000 or 33%. This is mainly due to the increased depreciation on the increased fixed asset base, following the capital expenditures in 1998 and the first six months of 1999, mainly including work on the Camarillo Facility and Darien Facility and in the UK.

            Loss from Operations. Loss from operations increased from $2,427,000 in the six months ended June 30, 1998 to $5,635,000 in the six months ended June 30, 1999, an increase of $3,208,000 or 132%. The increase was primarily due to an increase in costs in 1999 as compared with 1998 (reflected in the fall in gross profit), many of which were one time costs as detailed above, especially the development costs of potatoes and corn, the latter including the expensing of the start-up costs of the Darien Facility which was approved during the second quarter for shipment of fresh produce under the "Green Giant(R) Fresh". Within other costs, most of the increase came from increased research and development costs as outlined above. Administration costs rose marginally, and, adjusting for the fall in revenue attributable to raw material price decreases, actually fell as a percentage of sales. This reflects the continuing leveraging of the Company's infrastructure through the expansion of the Company's business, and management believes this leverage should increase further as sales continue to develop. Management believes that considerable commercial progress continues to be made and that the foundation for future sustainable growth has been considerably strengthened. However, because all development costs are expensed as they are incurred, together with the fact that such expense is necessarily incurred before the benefits of increased sales and improved margins can be seen, the Company's financial results do not yet reflect this activity.

            Accretion, Discount and Dividends on Preferred Stock. The accretion, discount and dividends on preferred stock decreased from $2,354,000 for the six months ended June 30, 1998 to $246,000 in the six months ended June 30, 1999, a decrease of $2,108,000. The decrease was due to completion during 1998 of the amortization of the beneficial conversion feature of the Series D Stock and accretion of the fair value of warrants issued in connection with the issuance of the Series D Stock. The 1999 charge primarily represents a 4% per annum appreciation provision on the outstanding stated value of the Series D Stock.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998 - CONFORM

            Sales. Sales decreased from $9,136,000 in the three months ended June 30, 1998 to $8,292,000 in the three months ended June 30, 1999, a decrease of $844,000 or 9.2%. Sales of processing technologies and related activities in the US increased from $2,848,000 in the three months ended June 30, 1998 to $2,922,000 in the three months ended June 30, 1999, an increase of $74,000 or 2.6%. Sales of US packaging materials decreased from $999,000 in the three months ended June 30, 1998 to $567,000 in the three months ended June 30, 1999, a decrease of $432,000 or 43%. Sales of UK packaging materials decreased from $3,255,000 in the three months ended June 30, 1998 to $2,830,000 in the three months ended June 30, 1999, a decrease of $425,000 or 13%. Sales of European packaging materials decreased marginally from $2,034,000 in the three months ended June 30, 1998 to $1,973,000 in the three months ended June 30, 1999, a decrease of $61,000 or 3.0%.

            The increase in sales of processing technologies and related activities was mainly due to growth in revenue of fresh-cut potato products sold by its EPL Food Products, Inc. subsidiary under the "Green Giant(R) Fresh" brand name. Management believes that the capacity constraints and disruption caused by the work on the Darien Facility inhibited sales growth in Newcorn in the second quarter of 1999, although the extent to which sales were affected is uncertain.

            The Company is continuing to focus on the sale and development of its processing technologies, particularly with respect to corn, potatoes and apples. In addition, the Company has recently obtained (i) US patent protection for a processing-aid based technology designed to eliminate the use of ice in shipping boxes of processed broccoli, (ii) an exclusive license for patented technology developed in collaboration with Penn State University for use on freshly harvested mushrooms and (iii) US patent protection for a processing-aid based technology designed to better maintain the quality and thus enhance the economic value of whole peeled potatoes. Market development work continues to exploit these new technologies. In addition, product testing continues on a number of other vegetables, and in some cases has been expanded or accelerated, and significant costs have been incurred to date which have yet to yield material revenues. The Company also continues to grow its capability in scientific and technical services, and is seeing an increasing demand for food safety and hygiene in the produce industry. The Company believes it is well-positioned to add further value to the operations of fresh-cut processors. Furthermore, the Company is receiving an increasing number of inquiries for its processing technologies from potential UK and European customers.

            The reduction in U.S. packaging material sales was attributable mainly to timing differences in shipments to large customers compared to the same period of 1998. The Company currently expects to recover much of this volume shortfall in the third quarter of 1999 and thereafter. Additionally, certain sales, which were previously reported by the Company, are now accounted for in the Company's unconsolidated joint venture with American National Can Company, ANC-Respire, LLC and, therefore, are no longer reported as sales in the Company's statement of operations. The Company is currently engaged in discussions with a number of potential customers for new product applications and markets, especially in relation to its proprietary perforating capabilities, leveraging the knowledge base of the U.K. operations. These include applications in the produce, horticultural, bakery and pharmaceutical industries, amongst others.

            The decrease in UK packaging materials was attributable principally to a reduced level of sales to Pepsico, as well as an adverse impact of pricing pressures in the UK, together with a reduction in sales of film to the bakery industry. The impact, however, was offset by increased sales in other areas, as the Company continued the execution of its strategic objective to reduce its dependence on Pepsico and the bakery industry, both of which are lower margin areas of activity, and focus more on utilizing its proprietary perforating technology to move into new, higher value-added areas. Raw material prices have generally fallen by over 25% compared with the same period in 1998, which accounts for most of the reduction in revenue, as competitive pressures require that sales prices are adjusted downwards to reflect the lower raw material prices. The Company believes that its efforts to change product mix is providing a more stable foundation for sustainable and more profitable growth, although there can be no assurance that the Company will be successful in this effort. During 1998 the Company's Respire(R) brand of "breathable" packaging for fresh produce was launched in the UK and has been successful in gaining increasing amounts of new business in 1999. In addition, the Company's proprietary micro-perforating technology has enabled the Company to win new business in the area of cooked meat pastry products, although the volume of this business has not been significant to date. New business continues to be gained in the area of breathable packaging and the Company has recently increased its production capacity in this area to handle the forecast volume increase. Other applications are currently under development.

                The marginal decrease in sales of European packaging materials at Fabbri was principally due to timing differences on orders received in 1999 compared with the same period in 1998. There was also some impact from falling raw material prices, which was much less than the UK due to different product mixes. The Company is unable, however, to quantify the impact of these pricing changes. Fabbri is targeting further expansion not only in Spain but in other European countries and this is beginning to show results. In addition, Fabbri is reducing its dependency on the citrus crop by increasing its sale of packaging materials used in fresh produce and other areas. Furthermore, Fabbri is seeking to expand its limited revenue derived from South American countries through existing and new contacts. Fabbri is also working increasingly closely with the UK business not only to leverage the scientific and technical knowledge basis, but to be able to offer customers a pan-European service offering. This is reflected in the launch of the Company's Respire(R) brand of breathable packaging for fresh produce into Europe.

            Gross Profit. Gross profit decreased from $1,772,000 in the three months ended June 30, 1998 to $378,000 in the three months ended June 30, 1998, a decrease of $1,394,000 or, as a percentage of sales, from 19.4% to 4.6%. This decrease was principally due to the adverse impact of the cost of market development and sales support within the corn business, as well as in the potato business.. The impact of these items should be significantly reduced going forward now that the Darien Facility has been completed and associated start costs expensed. Management believes that this facility will make meaningful contributions to gross profit from the second half of 1999 onwards. Market development and sales support costs are expected to continue to be incurred in the future, although their adverse impact on gross profit is expected to diminish as sales volumes and operating efficiencies improve. The Company also expects that the relocation of Newcorn's West Coast operations late 1998, together with the recent completion of the Darien Facility, will all significantly increase processing capacity and help enhance operating efficiencies in the future. In addition, the Company is also reviewing other options as to how to improve efficiencies and thus profit levels further.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased marginally from $1,881,000 in the three months ended June 30, 1998 to $1,933,000 in the three months ended June 30,

1999, an increase of $52,000 or 2.8%. This increase was due primarily to the continuing and accelerating development of the Company's sales and marketing efforts, particularly in the area of sales of processing technologies and related activites for potatoes, corn and apples amongst others, and other costs, including patent costs.

            Research and Development Costs. Research and development costs increased from $369,000 in the three months ended June 30, 1998, to $548,000 in the three months ended June 30, 1999, an increase of $179,000 or 48%. This reflects the increasing costs of internal scientific activities related to sales efforts for large potential customers, principally related to mushrooms and potatoes, together with perforated films, as well as external costs from the collaborative work undertaken with outside institutions. The Company continues to expense all development costs, whether product, market or sales related, in the year incurred, and thus costs are incurred prior to the benefits, if any, that may be expected to be realized from such expense. The Company expects that research and development costs will continue at no less than recent levels and may increase.

            Depreciation and Amortization. Depreciation and amortization increased from $415,000 in the three months ended June 30, 1998, to $545,000 in the three months ended June 30, 1999, an increase of $130,000 or 31%. This is mainly due to the increased depreciation on the increased fixed asset base, following the capital expenditures in 1998 and 1999 to date, mainly including work on the Camarillo Facility and Darien Facility and in the UK.

            Loss from Operations. Loss from operations increased from $893,000 in the three months ended June 30, 1998 to $2,648,000 in the three months ended June 30, 1999, an increase of $1,755,000 or 197%. The increase was primarily due to an increase in costs in 1999 as compared with the same period in 1998 (and reflected in the fall in gross profit), many of which were one time costs as detailed above, especially the development costs of potatoes and corn, the latter including the expensing of the start-up costs of the Darien Facility which was approved during the second quarter for shipment of fresh produce. Within other costs, most of the increase came from increased research and development costs as outlined above. Administration costs rose marginally, and, excluding the fall in revenue attributable to raw material price decreases, actually fell as a percentage of sales. This reflects the continuing leveraging of the Company's infrastructure through the expansion of the Company's business, and management believes this leverage should increase further as sales continue to develop. Management believes that considerable commercial progress continues to be made and that the foundation for future sustainable growth has been considerably strengthened. However, because all development costs are expensed as they are incurred, together with the fact that such expense is necessarily incurred before the benefits of increased sales and improved margins can be seen, the Company's financial results do not yet reflect this activity.

            Accretion, Discount and Dividends on Preferred Stock. The accretion, discount and dividends on preferred stock decreased from $1,003,000 in the three months ended June 30, 1998 to $122,000 in the three months ended June 30, 1999, a decrease of $881,000. The decrease was due to completion during 1998 of the amortization of the beneficial conversion feature of the Series D Stock and accretion of the fair value of warrants issued in connection with the issuance of the Series D Stock. The 1999 charge primarily represents a 4% per annum appreciation provision on the outstanding stated value of the Series D Stock.

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

            The Company has received and reviewed Unit Plans from each of its business units and has completed its identification of year 2000 issues reasonably expected to have a material impact on the Company's operations. The

Company completed development of its remediation plans for such material issues during the second quarter and expects to perform any required remediation prior to September 30, 1999. Although the Company is using its best efforts to ensure that these dates will be achieved in a timely manner, no assurance can be given that the Company will not experience delays in executing the EPL Y2K Plan.

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

            The total estimated cost of the Company's year 2000 project, excluding the cost of using internal resources, is estimated at approximately $100,000 and is currently being funded through operating cash flows. Of this total estimated cost, the Company estimates that approximately $30,000 will be attributable to the purchase of new hardware and software and will be capitalized in accordance with the Company's current policies, with the remaining $70,000 to be expensed as incurred. As of June 30, 1999, the Company had incurred approximately $50,000 in costs related to its year 2000 project, $20,000 of which was expensed in 1998 and $30,000 expensed in 1999. The remaining costs are expected to be incurred over the balance of 1999. This total estimated cost is based on numerous assumptions, including the continued availability of current employees responsible for implementing the Company's year 2000 plan, the Company's ability to identify and remediate its year 2000 issues in a timely manner and the severity of any year 2000 issues identified. There can be no assurance, however, that actual costs will not differ materially from this estimate. Factors that may cause actual costs to vary materially from those currently anticipated include, but are not limited to, the availability and cost of personnel capable of implementing the Company's year 2000 plan, the ability to locate and repair or replace all non-compliant hardware, software and embedded technology in a timely manner, the ability of critical suppliers and customers to address their own year 2000 issues adequately.

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

            The Company is using its best efforts to ensure that the impact of year 2000 issues on its critical systems will not affect its ability to provide products and services to its customers. The Company has not yet completed its analysis of the most reasonably likely worst case scenario it is likely to face. The Company is addressing its most reasonably likely worst case analysis by having the Units develop contingency plans for matters that might arise despite best efforts. The Company expects that its contingency plans will be substantially in place by the end of the third quarter of 1999. The Company expects that its contingency plan may include stockpiling raw materials, increasing inventory levels, securing alternate sources of supply and other measures.

LIQUIDITY AND CAPITAL RESOURCES

            At June 30, 1999, the Company had $780,811 in cash and short term investments, compared with $1,831,139 at December 31, 1998, a decrease of $1,050,328. During the six months ended June 30, 1999, $349,065 was used in operating activities. In addition, $855,225 was used in investing activities to purchase fixed assets. The decrease in cash used in operating activities of $2,050,783 in the six months ended June 30, 1999 compared to the same period in 1998 reflects the increased net loss, offset by increased non cash adjustments and more favorable improvements in working capital for the six months ended June 30, 1999 .

            Total financing activities during the six months ended June 30, 1999 generated $939,104, compared with $7,659,835 generated in the same period in 1998. The generation in 1999 was primarily from the proceeds of short term debt, net of repayments of long term debt. In 1998, financing activities were largely generated from the public offering of common stock that was completed in May 1998.

            As of June 30, 1999, the Company had drawn $630,500 under its line of credit with the Bank of Scotland, entered into by its subsidiary EPL Technologies (Europe) Limited, for up to $630,500, which bears interest of 2% over bank base rate (5.0% as of June 30, 1999). The Company also has a short-term line of credit with the Bank of Scotland which also bears interest of 2% over bank base rate. During the quarter, the Company obtained an increase in this facility from the Bank of Scotland, to approximately $1,182,200 from up to approximately $394,100. This facility is currently due to be reduced to approximately $788,200 at September 30, 1999. At June 30, 1999, approximately $499,500 had been drawn under this facility. The lines of credit are collateralized by the assets of EPL Technologies (Europe) Limited and its subsidiaries. The debt agreements with the Bank of Scotland contain certain covenants applicable to the results of operations of these businesses which provide for maintenance of minimum asset levels and minimum earnings before interest and tax to external interest ratios.

            In addition, in July 1998 the Company, through its Spanish subsidiary Fabbri, finalized with BankInter an unsecured line of credit for PTS275,000,000 ($1,786,875 at $1.00:PTS 153.9). This facility was drawn in full as of June 30, 1999. The facility carries interest of 0.3% over BankInter base rate (2.85% as of June 30, 1999). There are no covenants applicable to the facility.

            At the end of the third quarter of 1998, Newcorn entered into two equipment financing loans with General Electric Capital Corporation ("GECC") and Santa Barbara Bank & Trust ("SBBT") secured by specifically identified capital assets. The GECC loan is for approximately $549,000 for a term of 48 months bearing interest at 10.25% per annum. The SBBT loan is for approximately $466,000 for a term of 48 months payable in equal monthly installments bearing interest at 10.5% per annum. At June 30, 1999, approximately $463,000 and $393,000 were outstanding under the GECC and SBBT loans, respectively.

            In March 1999, Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company on a short term basis a revolving credit facility in an amount of up to $500,000, which was increased to $1,000,000 in June 1999. At June 30, 1999 $625,000 was outstanding. The
Company's obligations under this facility are unsecured, and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum and are due on the earlier to occur of (a) demand for payment and (b) September 30, 1999. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by Mr. Devine in connection with advancing funds to the Company under this facility.

            Also in March 1999, private investors agreed to extend to the Company on a short term basis a revolving credit facility in an amount of up to $500,000, of which $500,000 was outstanding as of June 30, 1999. The Company's obligations under this facility are unsecured, and amounts outstanding thereunder bear interest at a rate of 9% per annum and are due on the earlier to occur of (a) demand for payment and (b) September 30, 1999. The Company has agreed not to permit any encumbrance on the assets of its Spanish subsidiary Fabbri without the prior written consent of the lenders under such facility for so long as any amounts remain outstanding thereunder. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by such lenders in connection with advancing funds to the Company under such facility.

            In July 1999 the Company completed a sale and leaseback of the land and buildings at its Spanish trading subsidiary, Fabbri, in an arms length transaction with an unrelated third party. The Company raised gross proceeds, before costs and taxes, of PTS800,000,000 (approximately $5,000,000). Fabbri was purchased in December 1997 for $5,500,000 with part of the proceeds of the Series D Stock. The Company will use the proceeds to pay down some of its existing debt (estimated at up to $1,500,000, probably the Short Term Facility) and otherwise for working capital and other purposes. The Company expects to realize a pretax profit of approximately $2,600,000 on this transaction, which for financial reporting purposes will be recognized substantially over the eight year life of the associated leaseback. The tax on this profit can be deferred for up to 10 years under Spanish tax rules. In connection with this transaction, the Company has terminated the credit facility of $3,000,000 that it had had with the UK Lender - see Note 11 to the Company's financial statements.

            At June 30 1999, the Company had warrants outstanding and exercisable to purchase 263,857 shares of common stock at a weighted average price of $17.76 per share, which, if exercised, would provide the Company with gross proceeds of approximately $4,687,000. In addition, at June 30, 1999, the Company had 2,115,000 options outstanding and exercisable to purchase shares of common stock at a weighted average price of $8.56 per share, which, if exercised, would provide the Company with gross proceeds of up to approximately $18,096,000. At June 30, 1999, there were no material commitments for capital expenditures.

            Historically, the Company's revenues have not been sufficient to fund the development of the Company's business, and thus it has had to finance its operating losses externally principally through equity as well as debt financing. The Company's management believes that cash flows from consolidated operations, existing resources, borrowing opportunities and financing received to date in 1999, including the net proceeds received from the sale and leaseback of property described in Note 11 to the Company's financial statements, should be sufficient to meet the Company's operating needs for the next 12 months The Company may, however, be required to seek additional debt or equity financing in the event the Company's actual operating needs exceed those currently anticipated by management, or the Company's actual cash flows are less than those currently anticipated by management, or to implement the Company's growth strategy. No assurances can be given that the Company will be successful in raising additional capital and failure to raise such capital, if needed, could have a material adverse effect on the Company's business, financial condition and results of operations.

FORWARD LOOKING STATEMENTS

            The discussions above include certain forward looking statements regarding the Company's expectations of gross margin, expenses, market penetration, success in obtaining large new customers, possible acquisitions, access to capital, new product introduction, trends affecting the Company's financial condition or results of operations, the Company's financing plans, the Company's business and growth strategies, and the use of the net proceeds to the Company of the recently completed Offering. Actual results may vary materially from such expectations. Meaningful factors that might affect such results include: a) the Company's needs for capital, including for acquisitions, which needs have been and are expected to continue to be substantial, and its potential inability to obtain additional financing on satisfactory terms, b) the Company's product development and sales process, which is lengthy and resource intensive, c) the uncertainty of demand for, or the market acceptance of, the Company's products and services, d) the Company's limited resources and experience in marketing and selling its products and services, e) financial and personnel resource requirements and potential difficulties in cross-marketing and managing multiple product lines, f) the Company's potential inability to identify and acquire acceptable acquisition targets, to the extent necessary to fulfill its expansion plans, and its potential inability to successfully integrate any such acquisitions into its operations, g) potential product obsolescence and short product life cycles, h) potential competition, particularly in the market for produce packaging, from companies with greater financial, management and other resources, i) the unpredictability and volatility of the market for agricultural products, j) changes in U.S. and foreign regulation, k) difficulty with research and development activities regarding new products, including extension of necessary time periods or increase in expense for product introduction, l) potential difficulties in obtaining or protecting intellectual property rights or the infringement of proprietary or other rights of the Company by third parties, m) raw material availability and pricing, n) loss of services of key employees of the Company,
o) changes in the Company's product mix and strategic focus and p) delays in the Company's ability to relocate its Newcorn processing facilities, as well as other information contained in the Company's filings with the Securities and Exchange Commission.

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

                                    EPL TECHNOLOGIES, INC.




Date:     August 13, 1999           /s/ Paul L. Devine
                                    ----------------------------------
                                    Paul L. Devine
                                    Chairman and President
                                    (Principal Executive Officer)




Date:     August 13, 1999           /s/ Timothy B. Owen
                                    ---------------------------------------
                                    Timothy B. Owen
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

                             EPL Technologies, Inc.

                                  Exhibit 11.0

                  Computation of Earnings per Common Share and
                        Diluted Earnings per Common Share