Form 10-Q
period 1999-09-30
EPL TECHNOLOGIES INC
filed 1999-11-15
CIK 945269

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the Quarter Ended SEPTEMBER 30, 1999

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

               17,365,004 shares of $0.001 par value common stock
                      outstanding as of October 31, 1999.

                             EPL TECHNOLOGIES, INC.

                                      INDEX


                                                                                                                 Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                 A.  CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998                                               1

                 B.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS AND NINE MONTHS ENDED
                     SEPTEMBER 30, 1999 AND 1998                                                                  2

                 C.  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998                                        3

                 D.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                         4


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                                     9
            CONDITION AND RESULTS OF OPERATIONS.


                           PART II - OTHER INFORMATION

ITEM 5.     OTHER INFORMATION                                                                                     19

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                                                     19

            SIGNATURES.                                                                                           20

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1999           1998
                                                     ------------   ------------
                                                      (Unaudited)        *
                             ASSETS
CURRENT ASSETS
Cash and cash equivalents                            $  1,326,418   $  1,831,139
Accounts receivable, net                                5,190,503      6,419,712
Inventories                                             5,059,586      4,275,490
Prepaid expenses and other current assets               1,499,491      1,462,663
                                                     ------------   ------------
      TOTAL CURRENT ASSETS                             13,075,998     13,989,004
                                                     ------------   ------------

PROPERTY AND EQUIPMENT, NET                             8,791,664     11,724,648

OTHER ASSETS
Patent and distribution rights, net                       826,329        901,285
Goodwill                                                2,608,878      2,921,061
Other intangibles, net                                    154,577        181,964
Other noncurrent assets                                    61,935         53,546
                                                     ------------   ------------
    TOTAL OTHER ASSETS                                  3,651,719      4,057,856
                                                     ------------   ------------

        TOTAL ASSETS                                 $ 25,519,381   $ 29,771,508
                                                     ============   ============

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                     $  8,416,715   $  6,469,055
Accrued expenses                                        1,840,905      1,210,129
Other liabilities                                       2,633,989        705,029
Notes payable                                             526,900              0
Current portion of long-term debt                         281,203        474,098
                                                     ------------   ------------
      TOTAL CURRENT LIABILITIES                        13,699,712      8,858,311
Deferred profit on sale of property                     2,209,392              0
LONG TERM DEBT                                          1,482,782      3,683,604
DEFERRED INCOME TAXES                                     238,159         77,964
                                                     ------------   ------------
    TOTAL LIABILITIES                                  17,630,045     12,619,879
                                                     ------------   ------------

Convertible Series D Preferred Stock                            0     12,846,586

SHAREHOLDERS' EQUITY
Convertible Series A Preferred Stock                       60,000         60,000
Convertible Series D Preferred Stock                    6,044,873              0
Common Stock                                               16,775         11,511
Additional paid-in capital                             45,632,711     38,442,213
Accumulated deficit                                   (43,246,368)   (34,651,720)
Foreign currency translation adjustment                  (618,655)       443,039
                                                     ------------   ------------
    TOTAL SHAREHOLDERS' EQUITY                          7,889,336      4,305,043
                                                     ------------   ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 25,519,381   $ 29,771,508
                                                     ============   ============

*   Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                            NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                               SEPTEMBER 30,                          SEPTEMBER 30,
                                                          1999               1998               1999               1998
                                                      ------------       ------------       ------------       ------------
Sales                                                 $ 22,697,053       $ 24,776,127       $  6,647,874       $  8,405,355

Cost of sales                                           22,125,642         20,667,917          6,498,113          7,228,744
                                                      ------------       ------------       ------------       ------------

Gross profit                                               571,411          4,108,210            149,761          1,176,611

Selling, general and administrative expenses             5,766,072          5,412,253          1,909,994          1,647,993

Research and development costs                           1,541,469          1,115,402            411,527            325,614

Depreciation and amortization                            1,599,968          1,266,416            529,541            461,442
                                                      ------------       ------------       ------------       ------------

Net loss from operations                                (8,336,098)        (3,685,861)        (2,701,301)        (1,258,438)

Interest expense, net                                      368,204             (6,869)           195,638            (21,442)

Gain on sale of fixed assets                              (541,822)                 0           (541,822)                 0

Net loss (income) from unconsolidated affiliates            12,510                  0             (1,394)                 0
                                                      ------------       ------------       ------------       ------------

Loss before income tax (benefit) expense              $ (8,174,990)      $ (3,678,992)      $ (2,353,723)      $ (1,236,996)

Income tax (benefit) expense                                66,551                  0             66,551                  0
                                                      ------------       ------------       ------------       ------------

Net Loss                                              $ (8,241,541)      $ (3,678,992)      $ (2,420,274)      $ (1,236,996)

Deduct:
   Accretion, discount and dividends on
   preferred stock                                         353,107          2,618,727            107,274            265,073
                                                      ------------       ------------       ------------       ------------

Net loss for common shareholders                      $ (8,594,648)      $ (6,297,719)      $ (2,527,548)      $ (1,502,069)
                                                      ============       ============       ============       ============

Loss per common share                                 $      (0.70)      $      (0.61)      $      (0.19)      $      (0.13)
                                                      ============       ============       ============       ============

Comprehensive loss

Net loss                                              $ (8,241,541)      $ (3,678,992)      $ (2,420,274)      $ (1,236,996)
Other comprehensive (income)\loss
        foreign exchange                                 1,061,694           (495,875)           276,552           (490,260)
                                                      ------------       ------------       ------------       ------------
Total comprehensive loss                              $ (9,303,235)      $ (3,183,117)      $ (2,696,826)      $   (746,736)
                                                      ============       ============       ============       ============


The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                             SEPTEMBER 30,     SEPTEMBER 30,
                                                                                 1999              1998
                                                                             ------------      ------------
OPERATING ACTIVITIES:
        Net loss                                                             $(8,241,541)      $(3,678,992)
        Adjustments to reconcile net loss to net cash
          Used in operating activities:                                        1,599,968         1,179,784
        Net loss from unconsolidated affiliates                                  (12,510)                0
        Changes in assets and liabilities                                      4,884,071        (1,843,063)
                                                                             -----------       -----------

                  Net cash (used) in operating activities                     (1,770,012)       (4,342,271)
                                                                             -----------       -----------

INVESTING ACTIVITIES:
        Purchase of fixed assets                                              (1,110,948)       (3,423,782)
        Proceeds from sale of fixed assets                                     5,146,000            15,370
                                                                             -----------       -----------

                  Net cash provided from (used in) investing activities        4,035,052        (3,408,412)
                                                                             -----------       -----------

FINANCING ACTIVITIES:
        Proceeds from the exercise of options/warrants                           158,750           852,018
        Proceeds from issuance of preferred and common stock, net                      0         6,726,190
        Net proceeds from notes payable                                          526,900                 0
        Proceeds from long term debt                                                   0         3,069,534
        Net repayment of long term debt                                       (2,393,717)         (882,904)
                                                                             -----------       -----------

                  Net cash (used in) provided from financing activities       (1,708,067)        9,764,838
                                                                             -----------       -----------

EFFECT OF EXCHANGE RATE CHANGE ON CASH                                        (1,061,694)          232,536
                                                                             -----------       -----------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                (504,721)        2,246,691

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   1,831,139         3,756,956
                                                                             -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 1,326,418       $ 6,003,647
                                                                             ===========       ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING ACTIVITIES:
        Accretion of warrants, discount, increased value and
          issuance costs related to preferred stock                          $   353,107       $ 2,618,727


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

        The financial information has been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Moreover, the results of operations for the nine months and three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. At this stage of the Company's development, month to month and quarter to quarter anomalies in operating results are expected. This information must also be read in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

NOTE 2 - OPERATIONS

        EPL Technologies, Inc. develops, manufactures and markets proprietary technologies designed to maintain the quality and integrity of fresh-cut produce. The Company's primary products are processing technologies and packaging materials, together with a range of scientific and technical services that the Company believes support and complement its product offerings. The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenues necessary to support its cost structure, of which there can be no assurance. At levels of operations as experienced by some parts of its business in the third quarter, there is increased pressure on the Company's liquidity. The pressure is especially significant in the Company's corn business and efforts are being made to restructure and recapitalize the business to ensure it has adequate resources to exploit the considerable opportunities available. Discussions are also taking place with vendors to agree to revised payment terms to help address the liquidity pressure. However, there can be no guarantee that efforts to restructure the corn business or changes in vendor payment terms will ultimately be successful or that any such restructuring or changes in payment terms will address all of the liquidity pressure.

        The process by which the Company develops and sells its integrated systems solutions for certain kinds and varieties of fresh-cut produce is both expensive and time-consuming. After preliminary discussions with a potential customer, the Company performs a comprehensive review of the potential customer's methods and facilities and initiates a series of tests in an effort to tailor the application of the Company's proprietary and other technologies to the kind or variety of produce to be processed. The Company also works closely with the potential customer to develop a detailed protocol to be followed in processing such produce. Once the development of this integrated systems solution is substantially complete, the Company conducts increasingly sophisticated tests in an effort to refine the prescribed solution before the customer makes any purchase decision. Although the Company believes it has improved its sales efforts significantly, the Company's product development and sales process continues to be lengthy and resource-intensive and could limit the Company's growth. Additionally, limited awareness of the Company and its products in the marketplace and the highly fragmented nature of the fresh-cut produce industry may extend the Company's product development and sales process. The Company does not believe that this process is likely to shorten significantly. Management believes that success in this sales process with large processors is the primary basis for developing sustainable growth in revenues, which will enable the Company to achieve profitable operations in this area of the business, although there can be no assurance such will be the case. The nature of the packaging materials business is such that the sales process is shorter than that for processing technologies, but there is still an approval process to be completed with new customers prior to sale. In addition, the Company has consumed considerable levels of capital in capital expenditure in increasing its production capacity for its product offerings. The Company expects that these levels should reduce in the future, although this is subject to the level of demand for its products.

        The Company's management believes that cash flows from consolidated operations, existing resources, borrowing and other funding opportunities and financing received to date in 1999, including the net proceeds received from the sale and leaseback of property described below, should be sufficient to meet the Company's operating needs for the next twelve months. In this regard, the Company is currently exploring a number of options to raise additional capital. However, no assurances can be given that the Company will be successful in raising additional capital and failure to raise such capital could have a material adverse effect on the Company's business, financial condition and results of operations.

        In July 1999 the Company completed a sale and leaseback of the land and building at its Spanish trading subsidiary, Fabbri Artes Graficas Valencia S.A. ("Fabbri"), with an unrelated third party. The Company raised gross proceeds, before costs and taxes, of PTS800,000,000 (approximately $5,100,000). Fabbri was purchased in December 1997 for $5,500,000 with part of the proceeds arising from the Company's issuance of the Series D Preferred Stock. The Company used a portion of the proceeds to pay down some of its then outstanding debt and otherwise for working capital and other purposes. Such proceeds have now been fully allocated. The Company expects to realize a total pretax profit of approximately $2,750,000 on this transaction. For financial reporting purposes, $542,000 of this total has been recognized in the current period. The remaining balance will be recognized over the eight year life of the associated leaseback. The tax on this profit can be deferred for up to 10 years under Spanish tax rules. In connection with this transaction, the Company has terminated the credit facility of $3,000,000 that it had had with a UK lender (see Note 4 below).

NOTE 3  - INVENTORIES

Inventories consisted of the following:

                                   September 30, 1999      December 31, 1998
                                   ------------------      -----------------
Raw Materials and Supplies             $2,736,853           $2,594,370
Finished Goods                          2,322,733            1,681,120
                                       ----------           ----------

     Total Inventories                 $5,059,586           $4,275,490
                                       ==========           ==========


NOTE 4 - NOTES PAYABLE

            In March 1999, the Company obtained short-term revolving credit facilities in an aggregate amount of $1,000,000 from the Company's Chairman and Chief Executive Officer ($500,000) and other accredited investors ($500,000). In June 1999, the former amount was increased to $1,000,000, making a total of $1,500,000 (the "Short Term Facility"). The Company's obligations under the Short Term Facility are unsecured and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum and are due on the earlier to occur of (a) demand for payment and (b) September 30, 1999. The Company's Chairman has agreed to defer repayment of the remaining balance owed to him until the earlier of (i) such time as the Company and he agree a repayment date, or (ii) December 31, 1999. A demand for repayment has been received from the other investors (other than the Company's Chairman) and discussions are continuing as to repayment terms for the amount owed to them. As of September 30, 1999, the Company had drawn a total of $526,900 under these facilities.

            On March 30, 1999 the Company entered into a $3.0 million credit facility with a UK asset management and investment advisory firm ( the "UK Lender"), for a term of 18 months until September 30, 2000 for working capital and other purposes, at an interest rate of 2.25% over the US Prime Rate with a minimum rate of 9.0% accruing daily on the outstanding balance on the loan. There were no amounts drawn under the facility as of September 30, 1999. In connection with the Spanish sale and leaseback transaction described in Note 10 below, the Company and the UK Lender canceled this facility.

NOTE 5 - CONVERTIBLE PREFERRED STOCK

            The Company's 10% Series A Convertible Preferred Stock (the "Series A Stock"), which has been issued up to its authorized limit of 3,250,000 shares, was issued at a price of $1.00 per share, with each share of Series A Stock carrying the option to convert into common shares at a rate of $1.50 per share. 60,000 shares of Series A Stock were outstanding as of September 30, 1999. The Series A Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series A Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares ($1.50 per share) at the Company's option. The outstanding dividends at September 30, 1999 totaled $1,419,192. In addition, 20% of the common stock into which the Series A Stock may be converted carried detachable warrants at an exercise price of $2.00 per warrant. All of these warrants have now been exercised or have expired.

            At the Annual Meeting of the Company's shareholders held on July 22, 1996, the shareholders of the Company authorized the issuance of up to 2,000,000 shares of preferred stock (the "Board Designated Preferred Stock") with such designations and preferences as the Company's Board of Directors may determine from time to time. On July 23, 1996, the Company issued 531,915 of these shares
- designated Series B 10% Convertible Preferred Stock - for an aggregate consideration of $2,500,000, to two existing investors in the Company (the "Series B Stock"). Such issuance was made under Regulation D under the Securities Act of 1933, as amended, as a transaction not involving a public offering. During 1997, the holders of all of the shares of the Series B Stock elected to convert such shares into an aggregate of 265,957 shares of common stock and thus there were no shares of Series B Stock outstanding at September 30, 1999. The Series B Stock carried a dividend rate of 10% per annum, payable in cash and/or shares of common stock (at a rate of $9.40 per share) at the Company's option. The outstanding dividends on the Series B Stock at September 30, 1998 totaled $270,092.

            During 1997, the Company received gross proceeds of $1.0 million from a then existing institutional shareholder in connection with a private offering of common and Board Designated Preferred Stock. This resulted in the issuance of 43,750 shares of common stock, together with 144,444 shares of Board Designated Preferred Stock designated Series C Convertible Preferred Stock (the "Series C Stock"). Such issuance was made under Regulation D under the Securities Act of 1933, as amended, as a transaction not involving a public offering. The Series C Stock carried the option to convert into such number of shares of common stock as is determined by dividing $4.50 by the conversion price (as defined in the documentation for the Series C Stock) in effect at the time of conversion for each share of Series C Stock and votes as a class, except as otherwise provided by law, with the Series A Stock, the Series B Stock and the common stock, based on the underlying number of shares of common stock after conversion. The extent of the beneficial conversion feature, representing the difference between the $9.00 conversion price and the prevailing market price of the common stock at the date of issuance, a total of $72,222, was accreted immediately upon issuance. The Series C Stock carried a dividend rate of 10% per annum, payable in cash and/or shares at the Company's option. During 1998, the holder of all of the Series C Stock converted such shares into 72,222 shares of common stock and thus there were no shares of Series C Stock outstanding at September 30, 1999. The outstanding dividends on the Series C Stock at September 30, 1999 totaled $49,239. In connection with the issuance of the Series C Stock, the Company issued warrants to purchase 30,993 shares of the Company's common stock at an exercise price of $10.00 per share. The value of these warrants will be accreted over the estimated lives of these warrants (5 years).

            At the Annual Meeting of the Company held on July 21, 1997, the shareholders of the Company approved an increase in the number of shares of Board Designated Preferred Stock reserved for issuance from 2,000,000 to 4,000,000. During 1997, the Company issued a further 12,500 shares of Board Designated Preferred Stock designated Series D Convertible Preferred Stock - at an aggregate consideration, before associated costs and expenses, of $12,500,000, to three new institutional investors (the "Series D Stock"). Such issuance was made under Regulation D under the Securities Act of 1933, as amended, as a transaction not involving a public offering. The Series D Stock certificate of designation, as originally drafted, contained provisions which, in certain circumstances outside of the Company's control, could provide the holders of Series D Stock with the ability to redeem their shares. The amount to be paid by the Company in the event of a redemption would be calculated as the greater of (a) 115% of the stated value of the Series D stock plus 4% per annum appreciation provision accrued from the issuance date to the redemption date or
(b) the "parity value" of the shares to be redeemed, which is calculated as the number of shares issuable upon conversion multiplied by the closing price of a share of common stock on the redemption date.

            The Series D Stock certificate of designation also contained provision requiring shareholder approval for the issuance of shares of common stock upon conversion if such shares of common stock exceeded certain defined levels. At the Company's annual meeting of shareholders held on August 12, 1999, shareholders approved the issuance of certain shares of common stock upon conversion of the Company's Series D Stock and also approved the amendment to the preferences and rights of the Company's Series D Stock. The holders of the Series D Stock had previously approved the amendment. This approval has allowed the Company to reclass this stock into shareholders equity.

            The Series D Stock carries the option to convert into shares of common stock at a variable rate, based on the stated value for each share of Series D Stock ($1,000) divided by 94% of the prevailing market price at the time of conversion, as calculated based on the lowest five-day average closing bid price per share of Common Stock during a specified period of time, and subject to certain limitations. The extent of the beneficial ownership feature, representing the 6% discount from the market price at the conversion date, a total of $800,000, was accreted over the earliest period after which all such shares are convertible, or nine months (the "Conversion Period") and was thus complete as of September 30, 1998. In addition the Series D Stock agreement contains a provision whereby the stated value of the Series D Stock is to increase by 4% per annum, accruing from the date of issuance until conversion. In connection with the issuance of the Series D Stock, the Company issued 201,614 warrants to purchase the Company's common stock at an exercise price of 130% of the closing price on the issuance date (i.e. $20.16 per share). The fair value of these warrants ($1,200,000) was accreted over the Conversion Period. Holders of the Series D Stock have limited voting rights and are not entitled to any dividends. During the three months ended September 30, 1999, holders of 5,165 of these shares elected to exercise the right of conversion into 4,844,613 shares of common stock, leaving 5,735 shares of Series D Stock outstanding at September 30, 1999.

NOTE 6 - ISSUANCE OF COMMON STOCK AND EXERCISE OF OPTIONS

            A total of 4,869,613 shares of common stock were issued, in transactions not involving a public offering under the Securities Act of 1933, as amended, during the three months ended September 30, 1999. 25,000 shares were issued upon the exercise of previously issued stock options and resulted in gross proceeds to the Company of $87,500, and 4,844,613 shares were issued upon conversion of various shares of the Series D Stock (See Note 5 above).

NOTE 7 - NET LOSS PER COMMON SHARE

            Net loss per common share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares and common shares outstanding during the period. For the periods ended September 30, 1999 and 1998, the potential common shares have an antidilutive effect on the net loss per common share for common shareholders. Accordingly, diluted net loss per common share for common shareholders has not been presented.

NOTE 8 - INDUSTRY SEGMENT INFORMATION

            The Company develops, manufactures and markets proprietary technologies designed to maintain the quality and integrity of fresh-cut produce. These products fall into two major classifications: processing technologies and related activities and packaging materials. Processing technologies are designed to inhibit the enzymatic degradation that causes fruits and vegetables to begin to deteriorate immediately after processing and are sold primarily in the United States, with smaller amounts also sold in Canada. This category also includes activities of the Company's fresh-cut corn and potato products, as well as provision of scientific and technical services in the United States. The Company's produce packaging business involves perforating, converting and printing of flexible packaging, including technologies and processes that are proprietary to the Company, which are marketed in North and South America, the United Kingdom and Continental Europe.

            The following table summarizes the Company's financial information by industry segment:

                                                               Nine months ended                    Three months ended
                                                                  September 30                         September 30,
                                                            1999               1998               1999               1998
                                                        ------------       ------------       ------------       ------------
Sales:
    Processing technologies and related activities      $  6,735,750       $  6,810,080       $  2,004,142       $  2,981,489
    Packaging materials                                   15,961,303         17,966,047          4,643,732          5,423,865
                                                        ------------       ------------       ------------       ------------
            Total sales                                 $ 22,697,053       $ 24,776,127       $  6,647,874       $  8,405,354
                                                        ============       ============       ============       ============

Net (Loss) Income from Operations:
    Processing technologies and related activities        (8,240,994)        (4,254,451)        (2,556,055)        (1,365,684)
    Packaging materials                                      (95,104)           568,590           (145,246)           107,246
                                                        ------------       ------------       ------------       ------------
            Total net (loss)income from operations      $ (8,336,098)      $ (3,685,861)      $ (2,701,301)      $ (1,258,438)
                                                        ============       ============       ============       ============



NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

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


NOTE 10 - SUBSEQUENT EVENTS

            On October 8, 1999, the Company announced that it had signed a strategic five year manufacturing and co-pack agreement with Reser's Fine Foods, Inc. ("Reser's"). Under the agreement, Reser's will process and supply EPL's wholly-owned subsidiary, EPL Food Products, Inc. ("EPL Food"), with all of EPL Food's fresh-cut potato product requirements. In addition, Reser's will process and supply EPL Food with a new range of blanched (partially cooked) potato products to be sold by EPL Food under the Fresh Alternatives TM brand. The Fresh Alternatives TM brand has been made available to EPL Food by the Sholl Group II, Inc., the exclusive licensee of The Pillsbury Company's Green Giant (R) Fresh brand name. In addition, the Company and Reser's signed a related five-year non-exclusive license agreement for the Company's proprietary processing technology for potatoes.

            On November 2, 1999 Robert D. Mattei resigned from the board of directors of the Company to concentrate more fully on his other business interests. Until such time as a new member is appointed, the board will remain at three. The Company has approached various potential new members, none of which have yet agreed to serve. Upon any such new appointment, the Company will make appropriate disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

            The Company is a leading developer and marketer of integrated produce systems solutions specifically designed to address the needs of the rapidly growing market for fresh-cut produce. In this regard, the Company develops, manufactures and markets proprietary produce processing technologies, packaging technologies, and scientific and technical services, which are specifically designed to maintain the quality and integrity of fresh-cut produce. The foundation of the Company's integrated systems solutions is its proprietary produce processing aid technology, which inhibits the natural enzymatic degradation of fruits and vegetables after they have been processed. Fresh-cut fruits and vegetables that are treated with the Company's proprietary processing technologies better maintain their natural characteristics such as color, texture, taste and smell. The use of the Company's processing aids allows for increased availability of certain fresh-cut produce products, such as sliced apples, potatoes and corn. The Company has concluded that the use of the Company's processing technologies, in accordance with the Company's recommended protocols, is "generally recognized as safe" ("GRAS") under FDA regulations. The Company also uses a variety of film technologies to create packaging specifically designed to complement and enhance the effectiveness of the Company's processing technologies by allowing fruits and vegetables to "breathe" after they have been cut and packaged. The Company markets these packaging products to produce growers and processors. In addition, the Company's scientific and technical services, which include food safety and microbiological testing, provide fresh produce processors with expertise in food safety, post-harvest horticulture and processing techniques, and support the cross-marketing efforts for the Company's other products. The Company believes its processing technologies are safe and environmentally "friendly" and, together with its packaging and scientific and technical services, add significant value to the businesses of its customers. In addition to its integrated systems solutions for fresh-cut produce, the Company also markets flexible packaging for uses in the snack food, bakery and confectionery industries and for other uses. The Company is continuing to seek to shift, where possible, from low margin packaging products to higher margin packaging products.

            Management is continually searching for new ways to market its products and services and expand operations, both internally and, where appropriate, through strategic and opportunistic acquisitions. In addition, the Company continues to be in discussions with a number of companies in connection with a number of produce categories regarding strategic alliances, joint ventures, licenses and other contracts. Although the Company consummated a copack and licensing agreement with Reser's in October 1999 as detailed in Note 10 to the Company's condensed, consolidated financial statements, there can be no assurance that any such discussions will result in any further transactions being consummated.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

            Sales. Sales decreased from $24,776,000 in the nine months ended September 30, 1998 to $22,697,000 in the nine months ended September 30, 1999, a decrease of $2,079,000 or 8.4%. Sales of processing technologies and related activities in the US and Europe decreased marginally from $6,810,000 in the nine months ended September 30, 1998 to $6,736,000 in the nine months ended September 30, 1999, a decrease of $74,000 or 1.1%. Sales of US packaging materials decreased from $2,608,000 in the nine months ended September 30, 1998 to $1,852,000 in the nine months ended September 30, 1999, a decrease of $756,000 or 29%. Sales of UK packaging materials decreased from $9,522,000 in the nine months ended September 30, 1998 to $8,316,000 in the nine months ended September 30, 1999, a decrease of $1,206,000 or 13%. Sales of European packaging materials decreased marginally from $5,837,000 in the nine months ended September 30, 1998 to $5,793,000 in the nine months ended September 30, 1999, a decrease of $44,000 or 1%.

            The small decrease in sales of processing technologies and related activities was mainly due to the lower sales revenue from fresh-cut corn sold through the Company's majority-owned affiliate, NewCornCo LLC ("Newcorn"). During the second quarter of 1999 the Company completed the work on its facility in Darien, Wisconsin (the "Darien Facility"). However, this was just prior to the short period of the year when local corn is generally available. The Company decided not to incur significant ongoing costs to compete against low value corn at uneconomic prices and thus limited its sales activities, principally during the third quarter. In the early part of the year

Newcorn had at times been unable to process and sell on a profitable basis bulk corn which it had committed to purchase. This impacted gross profit, since when the Company has limited its corn commitments under contract. The Company has now set up a sales effort to focus on food service, as well as to develop and extend its traditional retail market. In addition, the Company is assessing the best way to grow the business profitably on a national basis.

            Offsetting this decrease in revenue, the Company experienced significant growth in the volume of fresh-cut potato products sold by its EPL Food Products, Inc. ("EPL Food") subsidiary under the "Green Giant(R) Fresh" brand name. The Company has continued to expand both the geographical coverage of its sales effort and the product range, and now offers a number of different fresh-cut potato products in addition to its original "Fresh Fries". However, as the Company continued to seek to expand its product range and geographic coverage, the Company sought to find a strategic partner to help in this process. As mentioned above in Note 10 to the condensed, consolidated financial statements, in October 1999 the Company announced that it had signed a strategic five year manufacturing and co-pack agreement with Reser's Fine Foods, Inc. ("Reser's"). Under the agreement, Reser's will process and supply EPL Food with all of EPL Food's fresh-cut potato product requirements. In addition, Reser's will process and supply EPL Food with a new range of blanched (partially cooked) potato products to be sold by EPL Food under the Fresh Alternatives TM brand. The Fresh Alternatives TM brand has been made available to EPL Food by the Sholl Group II, Inc., the exclusive licensee of The Pillsbury Company's Green Giant (R) Fresh brand name. The Company has already commenced sales of these blanched potato products, although such sales are not expected to contribute materially to sales revenues of EPL Food before 2000. In addition, the Company and Reser's agreed to enter into a related five-year non-exclusive license agreement for the Company's proprietary processing technology for potatoes. The Company currently believes these arrangements will have a material positive impact on the sales revenue of EPL Food in 2000 and beyond, although there can be no assurance such will be the case.

            The Company is continuing to focus on the sale and development of its processing technologies, particularly with respect to corn, potatoes and apples. Furthermore, development work continues to seek to exploit the new technologies for use on freshly harvested mushrooms and whole peeled potatoes. In addition, product testing continues on a number of other vegetables, and in some cases has been expanded or accelerated, and significant costs have been incurred to date which are yet to yield material revenues. The Company also continues to grow its capability in scientific and technical services, and is seeing an increasing demand for food safety and hygiene advice in the produce industry. From a low base, revenue from this area has risen by 27% over the same period in 1998. The Company believes it is well-positioned to add further value to the operations of fresh-cut processors. Furthermore, the Company is receiving an increasing number of inquiries for its processing technologies from potential UK and European customers.

            The reduction in U.S. packaging material sales was principally attributable to timing differences in shipments to large customers compared to the same period of 1998 and the Company currently expects to recover some of this volume going forward. Additionally, certain sales, which were previously reported by the Company, are now accounted for in the Company's unconsolidated joint venture with American National Can Company, ANC-Respire, LLC and, therefore, are no longer reported as sales in the Company's statement of operations. The Company is currently engaged in discussions with a number of potential customers for new product applications and markets, especially in relation to the Company's proprietary perforating capabilities, leveraging the knowledge base of the U.K. operations. These include applications in the produce, horticultural, bakery and pharmaceutical industries, amongst others. Although not expected to make a material contribution to U.S. packaging sales revenue in 1999, should such orders be forthcoming, the Company expects that such new business would make a material contribution to sales revenue in 2000 onwards. There can be no assurance, however, that the Company will in fact obtain these orders.

            The decrease in U.K. packaging material sales was principally attributable to a reduced level of sales to Pepsico, historically the Company's largest single customer, as well as the adverse impact of pricing pressures in the UK, together with a reduction in sales of film to the bakery industry. The impact, however, was offset by increased sales in other areas, as the Company continued the execution of its strategic objective to reduce its dependence on Pepsico and the bakery industry, both of which are lower margin areas of activity, and focus more effort on utilizing its proprietary perforating technology to move into new, higher value-added areas. Raw material prices have generally fallen by over 20% compared with the same period in 1998, which accounts for most of the reduction in revenue, as sales prices were adjusted downwards to reflect the lower raw material prices. The Company believes that its efforts to change product mix represents a more stable foundation for sustainable and more profitable growth, although there can be no assurance that the Company will be successful in these efforts. During 1998 the Company's Respire(R) brand of breathable packaging for fresh produce was launched in the UK and has been successful in gaining new business in 1999. The Company has recently gained new business from the suppliers to the main supermarkets in the UK, and these are beginning to come through in increased shipments. Although this new business is not expected to have a material impact on sales revenue for 1999 as a whole, the year 2000 is expected to see a full year benefit of the increased new business and is expected to generate a material increase in revenue during 2000 and beyond, although there can be no assurance of success. In addition, the Company's proprietary micro-perforating technology has enabled the Company to win new business in the area of cooked meat pastry products, although the volume of this business has not been significant to date. New business continues to be gained in the area of "breathable" packaging and the Company has recently increased its production capacity in this area to handle the forecast volume increase. Other applications are currently under development, which, if successful, could have a material impact on sales revenues in 2000, although there can be no assurance of success.

            Sales of European packaging materials decreased marginally, principally as a result of timing differences in shipments. The 1999 citrus harvest was delayed slightly, resulting in some shipments of packaging materials being delayed to the fourth quarter. The Company, through Fabbri, is targeting further expansion not only in Spain but in other European countries and this is beginning to show results. In addition, Fabbri is reducing its dependency on the citrus crop by increasing its sales of packaging materials used in fresh produce and other areas. Fabbri is also seeking to expand its limited revenue derived from South American countries through existing and new contacts. Furthermore, Fabbri is working increasingly closely with the UK business not only to leverage the scientific and technical knowledge base, but to be able to offer customers a pan-European service offering. This is reflected in the launch of the Company's Respire(R) brand of "breathable" packaging for fresh produce into Europe, from which Fabbri has already begun to gain new business.

        Gross Profit. Gross profit decreased from $4,108,000 in the nine months ended September 30, 1998 to $571,000 in the nine months ended September 30, 1999, a decrease of $3,537,000 or, as a percentage of sales, from 16.6% to 2.5%. This decrease was principally due to the adverse impact of the cost of market development and sales support within the corn and potato businesses. In addition, Newcorn, at times, was unable to process and sell on a profitable basis bulk corn which it had committed to purchase, which adversely impacted gross profit. Market development and sales support costs are expected to continue to be incurred in the future, although their adverse impact on gross profit is expected to diminish as sales volumes and operating efficiencies improve. The Company also expects that the relocation of Newcorn's West Coast operations in late 1998, together with the recent completion of the Darien Facility, which have significantly increased processing capacity, will help enhance operating efficiencies in the future as sales volumes increase. In addition, the Company is also reviewing other options to improve production efficiencies and thus reduce the cost base of the businesses further. The various agreements with Reser's, as described in Note 10 to the Company's condensed, consolidated financial statements, in relation to the Company's Green Giant potato business, is expected to make a material improvement to the profitability of this business from 2000 onwards as the business benefits from the economies of scale of Reser's existing production volumes. Work is continuing to identify ways to improve the profitability of the Company's corn business, although any precise course of actions remains uncertain.

            Gross profit from period to period may also be impacted by pricing pressures on Newcorn's corn business primarily attributable to the extent to which bulk corn is available in regions where Newcorn's fresh-cut corn products are sold, which is largely a function of the timing of and variations in regional harvest yields. Newcorn enters into fixed price contracts for the supply of a portion of its bulk corn requirements, the aim of which is to ensure, where possible, adequate supplies of bulk corn of consistent quality at a known, fixed price. If market prices for bulk corn are constant or rise, Newcorn will benefit from such arrangement. However, if market prices fall, Newcorn may not be able to fully pass on all of its costs if it is unable to renegotiate contract prices. Management believes that changes in prices of raw materials for its products have not had a material effect on the Company's results of operations to date; however, as the Company's business becomes more reliant upon sales of its processing aids and related activities, results of operations may be more susceptible to the effects of changing prices due to the pricing of certain kinds of produce, as well as ingredients used in the Company's processing technologies.

            In addition, the Company continues to accelerate the development of certain applications for its proprietary micro-perforating technology. These costs are primarily expensed as incurred, although the benefits of this expense in terms of incremental sales and gross profit, are not expected to commence no earlier than the final quarter of 1999 and beyond.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $5,412,000 in the nine months ended September 30, 1998 to $5,766,000 in the nine months ended September 30, 1999, an increase of $354,000 or 7%. This increase was due primarily to (i) the continuing development of the Company's sales and marketing efforts, particularly in the area of sales of processing technologies and related activities for potatoes, corn and apples, together with packaging development, and (ii) other costs, including the hiring of additional personnel. The Company's sales and marketing efforts with respect to processing technologies and related activities are primarily focused on fresh-cut potatoes, corn and apples and, to a lesser extent, other produce categories, together with packaging applications. The Company is evaluating ways of reducing its overhead base. In the Company's potato business, the agreement with Reser's should help facilitate revenue growth with lower incremental overhead costs. The Company has reviewed the overhead base in its corn business and reduced the number of personnel. Other personnel are not being replaced automatically, and responsibilities reviewed to determine whether workloads can be reallocated.

            Research and Development Costs. Research and development costs increased from $1,115,000 in the nine months ended September 30, 1998 to $1,541,000 in the nine months ended September 30, 1999, an increase of $426,000 or 38.0%. This reflects the increasing costs of internal scientific activities related to sales efforts for large potential customers, principally related to mushrooms and potatoes, together with perforated films, as well as external costs from the collaborative work undertaken with outside institutions. The Company continues to expense all development costs, whether product, market or sales related, as they are incurred, and thus costs are incurred prior to the benefits, if any, that may be expected to be realized from such expense. The Company expects that research and development costs will continue at no less than recent levels and may increase, depending on available resources.

            Depreciation and Amortization. Depreciation and amortization increased from $1,266,000 in the nine months ended September 30, 1998 to $1,600,000 in the nine months ended September 30, 1999, an increase of $334,000 or 26%. This is mainly due to the depreciation on the increased fixed asset base, following the capital expenditures in 1998 and the first nine months of 1999, mainly including work on the corn processing facilities at Camarillo, CA and the Darien Facility, together with capital expenditures in the UK.

            Loss from Operations. Loss from operations increased from $3,686,000 in the nine months ended September 30, 1998 to $8,336,000 in the nine months ended September 30, 1999, an increase of $4,650,000 or 126%. The increase was primarily due to an increase in costs in 1999 as compared with 1998 (reflected in the fall in gross profit). Many of such costs were one time costs as detailed above, especially the development costs of potatoes and corn, the latter including the expensing of the start-up costs of the new Darien Facility which was approved during the second quarter for shipment of fresh produce under the "Green Giant(R) Fresh" brand name. The Company continues to look for ways to leverage the Company's infrastructure through the expansion of the Company's business, and management believes this leverage should increase further as sales continue to develop. Management believes that considerable commercial progress continues to be made and that the foundation for future sustainable growth has been considerably strengthened. However, because all development costs are expensed as they are incurred, together with the fact that such expense is necessarily incurred before the benefits of increased sales and improved margins can be seen, the Company's financial results do not yet reflect this activity.

            Gain on sale of fixed assets. As noted in note 2 to the Company's condensed, consolidated financial statements, the Company completed a sale and leaseback of the land and building at its Spanish trading subsidiary, "Fabbri", with an unrelated third party. The Company raised gross proceeds, before costs and taxes, of PTS800,000,000 (approximately $5,100,000). The Company expects to realize a pretax profit of approximately $2,750,000 on this transaction. For financial reporting purposes, $542,000 has been recognized in the current period. The remaining balance will be recognized over the eight year life of the associated leaseback. The tax on this profit can be deferred for up to 10 years under Spanish tax rules.

            Accretion, Discount and Dividends on Preferred Stock. The accretion, discount and dividends on preferred stock decreased from $2,619,000 for the nine months ended September 30, 1998 to $353,000 in the nine months ended September 30, 1999, a decrease of $2,266,000. The decrease was due to completion during 1998 of the amortization of the beneficial conversion feature of the Series D Stock and accretion of the fair value of warrants issued in connection with the issuance of the Series D Stock. The 1999 charge primarily represents a 4% per annum appreciation provision on the outstanding stated value of the Series D Stock.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

            Sales. Sales decreased from $8,405,000 in the three months ended September 30, 1998 to $6,648,000 in the three months ended September 30, 1999, a decrease of $1,757,000 or 21%. Sales of processing technologies and related activities in the US decreased from $2,981,000 in the three months ended September 30, 1998 to $2,004,000 in the three months ended September 30, 1999, a decrease of $977,000 or 33%. Sales of US packaging materials decreased from $784,000 in the three months ended September 30, 1998 to $605,000 in the three months ended September 30, 1999, a decrease of $179,000 or 23%. Sales of UK packaging materials decreased from $3,088,000 in the three months ended September 30, 1998 to $2,770,000 in the three months ended September 30, 1999, a decrease of $318,000 or 10%. Sales of European packaging materials decreased from $1,551,000 in the three months ended September 30, 1998 to $1,268,000 in the three months ended September 30, 1999, a decrease of $283,000 or 18%.

            The decrease in sales of processing technologies and related activities was mainly due to the decline in revenue of fresh-cut corn products. During the second quarter of 1999 the Company completed the work on its facility in Darien, Wisconsin (the "Darien Facility"). However, this was just prior to the short period of the year when local corn is generally available. As mentioned above, the Company decided not to incur significant ongoing costs to compete against low value corn at uneconomic prices in the third quarter and thus limited its sales activities. In the early part of the year Newcorn had at times been unable to process and sell on a profitable basis bulk corn which it had committed to purchase. This impacted gross profit, since when the Company has limited its commitments under contract. The level of activity did not pick up until after the end of the period. The Company has now set up a sales effort to focus on food service, as well as to develop and extend its traditional retail market. In addition, the Company is assessing the best way to grow the business profitably on a national basis.

            Offsetting this decrease in revenue, the Company experienced growth in the volume of fresh-cut potato products sold by its EPL
Food Products, Inc. subsidiary under the "Green Giant(R) Fresh" brand name. The Company has continued to expand both the geographical coverage of its sales effort and the product range, and now offers a number of different fresh-cut potato products in addition to its original "Fresh Fries". However, as the Company continued to seek to expand its product range and geographic coverage, the Company sought to find a strategic partner to help in this process. The Company believes that the copack agreement with Reser's will help the future growth of the business.

            The Company is continuing to focus on the sale and development of its processing technologies, particularly with respect to corn, potatoes and apples. Furthermore, market development work continues to seek to exploit the new technologies for use on freshly harvested mushrooms and whole peeled potatoes. In addition, product testing continues on a number of other vegetables, and in some cases has been expanded or accelerated, and significant costs have been incurred to date which have yet to yield material revenues. The Company also continues to grow its capability in scientific and technical services, and is seeing an increasing demand for food safety and hygiene advice in the produce industry. From a low base, revenue from this area has risen by 36% over the same quarter in 1998. The Company believes it is well-positioned to add further value to the operations of fresh-cut processors. Furthermore, the Company is receiving an increasing number of inquiries for its processing technologies from potential UK and European customers.

            The reduction in U.S. packaging material sales was attributable to timing differences in shipments to large customers compared to the same period of 1998, some of which the Company currently expects to recover going forward. Additionally, certain sales, which were previously reported by the Company, are now accounted for in the Company's unconsolidated joint venture with American National Can Company, ANC-Respire, LLC and, therefore, are no longer reported as sales in the Company's statement of operations. The Company is currently engaged in discussions with a number of potential customers for new product applications and markets, especially in relation to the Company's proprietary perforating capabilities, leveraging the knowledge base of the U.K. operations. These include applications in the produce, horticultural, bakery and pharmaceutical industries, amongst others. Although not expected to make a material contribution to U.S. packaging sales revenue in 1999, should such orders be forthcoming, the Company expects that such new business would make a material contribution to sales revenue in 2000 onwards.

            The decrease in U.K. packaging material sales was principally attributable to a reduced level of sales to Pepsico, as well as the adverse impact of pricing pressures in the UK, together with a reduction in sales of film to the bakery industry. The impact, however, was offset by increased sales in other areas, as the Company continued the execution of its strategic objective to reduce its dependence on Pepsico and the bakery industry, both of which are lower margin areas of activity, and focus more on utilizing its proprietary perforating technology to move into new, higher value-added areas. Raw material prices have generally fallen by an average of 15-20% compared with the same period in 1998, which accounts for most of the reduction in revenue, as sales prices were adjusted downwards to reflect the lower raw material prices. The Company believes that its efforts to change product mix is providing a more stable foundation for sustainable and more profitable growth, although there can be no assurance that the Company will be successful in this effort. During 1998 the Company's Respire(R) brand of breathable packaging for fresh produce was launched in the UK and has been successful in gaining new business in 1999. The Company has gained new business from the suppliers to the main supermarkets in the UK, and these are beginning to come through in increased shipments. This will further benefit the fourth quarter of 1999 and 2000 is expected to see a full year benefit of the increased new business, although there can be no assurance of success. In addition, the Company's proprietary micro-perforating technology has enabled the Company to win new business in the area of cooked meat pastry products, although the volume of this business has not been significant to date. New business continues to be gained in the area of "breathable" packaging and the Company has recently increased its production capacity in this area to handle the forecast volume increase. Other applications are currently under development, which, if successful, could have a material impact on sales revenues in 2000, although there can be no assurance of success.

                The decrease in sales of European packaging materials at Fabbri was principally due to timing of completion of the 1999 citrus crop. This was delayed slightly, and thus the Company expects some of the lost volume to be recovered in the fourth quarter. There was also some impact from falling raw material prices, which was much less than the UK due to different product mixes. The Company is unable, however, to quantify the impact of these pricing changes. Fabbri is targeting further expansion not only in Spain but in other European countries and this is beginning to show results. In addition, Fabbri is reducing its dependency on the citrus crop by increasing its sale of packaging materials used in fresh produce and other areas. Furthermore, Fabbri is seeking to expand its limited revenue derived from South American countries through existing and new contacts. Fabbri is also working increasingly closely with the UK business not only to leverage the scientific and technical knowledge basis, but to be able to offer customers a pan-European service offering. This is reflected in the launch of the Company's Respire(R) brand of breathable packaging for fresh produce into Europe. Fabbri has now received its first orders for this produce packaging, although such sales are not yet material.

            Gross Profit. Gross profit decreased from $1,177,000 in the three months ended September 30, 1998 to $150,000 in the three months ended September 30, 1998, a decrease of $1,027,000 or, as a percentage of sales, from 14% to 2.3%. This decrease was principally due to the adverse impact of the cost of market development and sales support within the corn and potato businesses. Market development and sales support costs are expected to continue to be incurred in the future, although their adverse impact on gross profit is expected to diminish as sales volumes and operating efficiencies improve. The Company also expects that the relocation of Newcorn's West Coast operations in late 1998, together with the completion of the Darien Facility, will all significantly increase processing capacity and help enhance operating efficiencies in the future as sales volume increase. In addition, the Company is also reviewing other options as to how to improve efficiencies and thus profit levels further. The various agreements with Reser's in relation to its Green Giant potato business is expected to make a material improvement to the profitability of this business from 2000 onwards as the business benefits from the economies of scale of Reser's existing production volumes. Work is continuing to identify ways to improve the profitability of the Company's corn business.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $1,648,000 in the three months ended September 30, 1998 to $1,910,000 in the three months ended September 30, 1999, an increase of $262,000 or 16%. This increase was due primarily to the continuing development of the Company's sales and marketing efforts, particularly in the area of sales of processing technologies and related activities for potatoes, corn and apples amongst others, and other costs, including patent costs. The Company is evaluating ways of reducing its overhead base. In the Company's potato business, the agreement with Reser's should help facilitate revenue growth with lower incremental overhead costs. The Company has reviewed the overhead base in its corn business and reduced the number of personnel. Other personnel are not being replaced automatically, and responsibilities reviewed to determine whether workloads can be reallocated.

            Research and Development Costs. Research and development costs increased from $326,000 in the three months ended September 30, 1998, to $412,000 in the three months ended September 30, 1999, an increase of $86,000 or 26%. This reflects the increasing costs of internal scientific activities related to sales efforts for large potential customers, principally related to mushrooms and potatoes, together with perforated films, as well as external costs from the collaborative work undertaken with outside institutions. The Company continues to expense all development costs, whether product, market or sales related, in the year incurred, and thus costs are incurred prior to the benefits, if any, that may be expected to be realized from such expense. The Company expects that research and development costs will continue at no less than recent levels and may increase, depending on available resources.

            Depreciation and Amortization. Depreciation and amortization increased from $461,000 in the three months ended September 30, 1998, to $530,000 in the three months ended September 30, 1999, an increase of $69,000 or 15%. This is mainly due to the depreciation on the increased fixed asset base, following the capital expenditures in 1998 and 1999 to date, mainly including work improvements to the corn processing facilities at Camarillo, CA and the Darien Facility, together with capital expenditures in the UK.

            Loss from Operations. Loss from operations increased from $1,258,000 in the three months ended September 30, 1998 to $2,701,000 in the three months ended September 30, 1999, an increase of $1,443,000 or 115%. The increase was primarily due to an increase in costs in 1999 as compared with the same period in 1998 (and reflected in the fall in gross profit), many of which were one time costs as detailed above, especially the development costs of potatoes and corn. Within other costs, most of the increase came from increased research and development costs and associated selling costs as outlined above. The Company continues to look for ways to leverage the Company's infrastructure through the expansion of the Company's business, and management believes this leverage should increase further as sales continue to develop. Management believes that considerable commercial progress continues to be made and that the foundation for future sustainable growth has been considerably strengthened. However, because all development costs are expensed as they are incurred, together with the fact that such expense is necessarily incurred before the benefits of increased sales and improved margins can be seen, the Company's financial results do not yet reflect this activity.

           Gain on sale of fixed assets. As noted in note 2 to the Company's condensed, consolidated financial statements, the Company completed a sale and leaseback of the land and building at its Spanish trading subsidiary, "Fabbri", with an unrelated third party. The Company raised gross proceeds, before costs and taxes, of PTS800,000,000 (approximately $5,100,000). The Company expects to realize a total pretax profit of approximately $2,750,000 on this transaction. For financial reporting purposes, $542,000 of this total profit has been recognized in the current period. The remaining balance will be recognized over the eight year life of the associated leaseback. The tax on this profit can be deferred for up to 10 years under Spanish tax rules.

            Accretion, Discount and Dividends on Preferred Stock. The accretion, discount and dividends on preferred stock decreased from $265,000 in the three months ended September 30, 1998 to $107,000 in the three months ended September 30, 1999, a decrease of $158,000. The decrease was due to completion during 1998 of the amortization of the beneficial conversion feature of the Series D Stock and accretion of the fair value of warrants issued in connection with the issuance of the Series D Stock, together with a reduction in the amount of Series D Stock outstanding. The 1999 charge primarily represents a 4% per annum appreciation provision on the outstanding stated value of the Series D Stock.

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

            The Company has received and reviewed Unit Plans from each of its business units and has completed its identification of year 2000 issues reasonably expected to have a material impact on the Company's operations. The Company completed development of its remediation plans for such material issues during the second quarter of 1999 and performed any required remediation during the third quarter of 1999. Although the Company believes its best efforts were used to ensure that any remediation was accomplished effectively, no assurance can be given that the Company will not experience interruptions in its operations for Y2K-related reasons.

            The Company has completed its identification and prioritization of, and communication with, critical suppliers, distributors and customers to determine the extent to which the Company may be vulnerable to external year 2000 issues. Detailed evaluations of the most critical third parties have been initiated through questionnaires, interviews and other means. The Company believes that each business unit has successfully identified critical third parties with year 2000 issues. The Company will continue to monitor the progress made by those parties and formulate appropriate contingency plans to address any year 2000 issues of critical third parties which remain unresolved.

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

            The total estimated cost of the Company's year 2000 project, excluding the cost of using internal resources, is estimated at approximately $100,000 and is currently being funded through operating cash flows. Of this total estimated cost, the Company estimates that approximately $30,000 will be attributable to the purchase of new hardware and software and will be capitalized in accordance with the Company's current policies, with the remaining $70,000 to be expensed as incurred. As of September 30, 1999, the Company had incurred approximately $80,000 in costs related to its year 2000 project, $20,000 of which was expensed in 1998 and $60,000 expensed in 1999. The remaining costs are expected to be incurred over the balance of 1999. This total estimated cost is based on numerous assumptions, including the continued availability of current employees responsible for implementing the Company's year 2000 plan, the Company's ability to identify and remediate its year 2000 issues in a timely manner and the severity of any year 2000 issues identified. There can be no assurance, however, that actual costs will not differ materially from this estimate. Factors that may cause actual costs to vary materially from those currently anticipated include, but are not limited to, the availability and cost of personnel capable of implementing the Company's year 2000 plan, the ability to locate and repair or replace all non-compliant hardware, software and embedded technology in a timely manner, the ability of critical suppliers and customers to address their own year 2000 issues adequately.

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

            The Company is using its best efforts to ensure that the impact of year 2000 issues on its critical systems will not affect its ability to provide products and services to its customers. The Company is addressing its most reasonably likely worst case scenario by having the Units develop contingency plans for matters that might arise despite best efforts. The Company expects that its contingency plans will be substantially in place by the end of November 1999. The Company contingency plans include stockpiling raw materials, increasing inventory levels, securing alternate sources of supply, scheduling non mission-critical activities during the first week of 2000, making contingency arrangements for funds transfer, establishing back-up means of communication and other measures.

LIQUIDITY AND CAPITAL RESOURCES

            At September 30, 1999, the Company had $1,326,400 in cash and short term investments, compared with $1,831,100 at December 31, 1998, a decrease of $504,700. During the nine months ended September 30, 1999, $1,770,000 was used in operating activities. In addition, $4,035,000 was provided from investing activities, $5,146,000 from proceeds from the sale of fixed assets (representing the Spanish property referred to above and below), net of purchase of fixed assets of $1,111,000. The decrease in cash used in operating activities of $2,572,000 in the nine months ended September 30, 1999 compared to the same period in 1998 reflects the increased net loss, offset by increased non cash adjustments and more favorable improvements in working capital for the nine months ended September 30, 1999.

            Total financing activities during the nine months ended September 30, 1999 used $1,708,000, compared with $9,764,800 generated in the same period in 1998. The finance funds used in 1999 were primarily from the repayment of long term debt, offset by proceeds of short term debt. In 1998, financing activities were largely generated from the public offering of common stock that was completed in May 1998.

            As of September 30, 1999, the Company had drawn $658,800 under its line of credit with the Bank of Scotland, entered into by its subsidiary EPL Technologies (Europe) Limited, for up to $658,800, which bears interest of 2% over bank base rate (5.25% as of September 30, 1999). The Company also has a short-term line of credit with the Bank of Scotland which also bears interest of 2% over bank base rate. Subsequent to the end of the quarter, the Company obtained an increase in this facility from the Bank of Scotland, to approximately $1,647,000 from up to approximately $1,235,200. At September 30, 1999, approximately $817,800 had been drawn under this facility. The lines of credit are collateralized by the assets of EPL Technologies (Europe) Limited and its subsidiaries. The debt agreements with the Bank of Scotland contain certain covenants applicable to the results of operations of these businesses which provide for maintenance of minimum asset levels and minimum earnings before interest and tax to external interest ratios.

            In addition, in July 1998 the Company, through its Spanish subsidiary Fabbri, finalized with BankInter an unsecured line of credit for PTS275,000,000 ($1,761,600 at $1.00:PTS 156.2). The facility carries interest of 0.3% over BankInter base rate (2.85% as of September 30, 1999). There are no covenants applicable to the facility. During the period, this facility was repaid out of part of the proceeds of the sale and leaseback of the Spanish property referred to below. A new unsecured facility was then granted from BankInter in the amount of PTS100,000,000 ($640,200 at $1.00:PTS 156.2). This facility carries interest of 1.0% over BankInter base rate. This facility was fully drawn at September 30, 1999.

            At the end of the third quarter of 1998, Newcorn entered into two equipment financing loans with General Electric Capital Corporation ("GECC") and Santa Barbara Bank & Trust ("SBBT") secured by specifically identified capital assets. The GECC loan is for approximately $549,000 for a term of 48 months bearing interest at 10.25% per annum. The SBBT loan is for approximately $466,000 for a term of 48 months payable in equal monthly installments bearing interest at 10.5% per annum. At September 30, 1999, approximately $432,000 and $367,000 were outstanding under the GECC and SBBT loans, respectively.

            In March 1999, Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company on a short term basis a revolving credit facility in an amount of up to $500,000, which was increased to $1,000,000 in June 1999. At September 30, 1999 $126,900 was outstanding. The Company's obligations under this facility are unsecured, and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum. The Company's Chairman has agreed to defer repayment of the remaining balance owed to him until the earlier of (i) such time as the Company and he agree a repayment date, or (ii) December 31, 1999. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by Mr. Devine in connection with advancing funds to the Company under this facility.

            Also in March 1999, private investors agreed to extend to the Company on a short term basis a revolving credit facility in an amount of up to $500,000, of which $400,000 was outstanding as of September 30, 1999. The Company's obligations under this facility are unsecured, and amounts outstanding thereunder bear interest at a rate of 9% per annum and are due on the earlier to occur of (a) demand for payment and (b) September 30, 1999. The Company has agreed not to permit any encumbrance on the assets of its Spanish subsidiary Fabbri without the prior written consent of the lenders under such facility for so long as any amounts remain outstanding thereunder. The

Company has agreed to pay all reasonable out-of-pocket expenses incurred by such lenders in connection with advancing funds to the Company under such facility. The Company has received a demand for repayment and is currently in discussions with the investors over the terms of repayment. Although the Company believes it will reach an agreement with such investors that the Company will be able to meet, failure to to so could have a material adverse effect on the Company.

            In July 1999 the Company completed a sale and leaseback of the land and buildings at its Spanish trading subsidiary, Fabbri, in an arms length transaction with an unrelated third party. The Company raised gross proceeds, before costs and taxes, of PTS800,000,000 (approximately $5,100,000). Fabbri was purchased in December 1997 for $5,500,000 with part of the proceeds of the Series D Stock. As mentioned above, the Company used a portion of the proceeds to pay down some of its then outstanding debt and otherwise for working capital and other purposes. The Company expects to realize a pretax profit of approximately $2,750,000 on this transaction. For financial reporting purposes, $542,000 has been recognized in the current period. The remaining balance will be recognized substantially over the eight year life of the associated leaseback. The tax on this profit can be deferred for up to 10 years under Spanish tax rules. In connection with this transaction, the Company has terminated the credit facility of $3,000,000 that it had with the UK Lender - see Note 4 to the Company's condensed, consolidated financial statements.

            At September 30 1999, the Company had warrants outstanding and exercisable to purchase 263,857 shares of common stock at a weighted average price of $17.76 per share. In addition, at September 30, 1999, the Company had 2,000,875 options outstanding and exercisable to purchase shares of common stock at a weighted average price of $8.89 per share. At September 30, 1999, there were no material commitments for capital expenditures.

            Historically, the Company's revenues have not been sufficient to fund the development of the Company's business, and thus it has had to finance its operating losses externally principally through equity, as well as debt financing. The Company's management believes that cash flows from consolidated operations, existing resources, borrowing opportunities and financing received to date in 1999, including the net proceeds received from the sale and leaseback of property described in Note 2 to the Company's condensed, consolidated financial statements, should be sufficient to meet the Company's operating needs for the next 12 months. The Company may, however, be required to seek additional debt or equity financing in the event the Company's actual operating needs exceed those currently anticipated by management, or the Company's actual cash flows are less than those currently anticipated by management, or to implement the Company's growth strategy. In this regard, the Company is currently exploring a number of options to raise additional capital. No assurances can be given that the Company will be successful in raising additional capital and failure to raise such capital, if needed, could have a material adverse effect on the Company's business, financial condition and results of operations.

FORWARD LOOKING STATEMENTS

        The discussions above include certain forward looking statements regarding the Company's expectations of gross margin, expenses, market penetration, success in obtaining large new customers, possible acquisitions, access to capital, new product introduction, trends affecting the Company's financial condition or results of operations, the Company's financing plans and the Company's business and growth strategies, including raising additional debt or equity financing. Actual results may vary materially from such expectations. Meaningful factors that might affect such results include: a) the Company's needs for capital, including for acquisitions, which needs have been and, particularly in the near term, are expected to continue to be substantial, and its potential inability to obtain additional financing on satisfactory terms or in satisfactory amounts, b) the Company's product development and sales process, which is lengthy and resource intensive, c) the uncertainty of demand for, or the market acceptance of, the Company's products and services,
d) the Company's limited resources and experience in marketing and selling its products and services, e) financial and personnel resource requirements and potential difficulties in cross-marketing and managing multiple product lines,
f) the Company's potential inability to identify and acquire acceptable acquisition targets, to the extent necessary to fulfill its expansion plans, and its potential inability to successfully integrate any such acquisitions into its operations, g) potential product obsolescence and short product life cycles, h) potential competition, particularly in the market for produce packaging, from companies with greater financial, management and other resources, i) the unpredictability and volatility of the market for agricultural products, j) changes in U.S. and foreign regulation, k) difficulty with research and development activities regarding new products, including extension of necessary time periods or increase in expense for product introduction, l) potential difficulties in obtaining or protecting intellectual property rights or the infringement of proprietary or other rights of the Company by third parties, m) raw material availability and pricing, n) loss of services of key employees of the Company, o) changes in the Company's product mix and strategic focus and p) delays in the Company's ability to relocate its Newcorn processing facilities, as well as other information contained in the Company's filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 At the Company's annual meeting of shareholders held on August 12, 1999, shareholders re-elected Paul L. Devine (8,822,822 votes in favor, 262,770 votes withheld), Robert D. Mattei (8,884,822 votes in favor, 200,770 votes withheld) W Ward Carey (8,885,372 votes in favor, 200,220 votes withheld) and Al S. Clausi (8,877,284 votes in favor, 208,308 votes withheld) as directors of the Company. The shareholders also approved the issuance of certain shares of Common Stock upon conversion of any of the Company's Series D Stock, with 4,401,077 votes in favor, 123,995 votes against and 156,750 votes abstaining and also approved the amendment to the preferences and rights of the Company's Series D Stock, with 4,380,818 votes in favor, 146,244 votes against and 155,010 votes abstaining.


ITEM  5.    OTHER INFORMATION.

                 None


ITEM  6.    EXHIBITS AND REPORTS ON FORM 8-K.

            a)   Exhibits

                 Exhibit 11.0 - Computation of Loss per share


            b)   Reports on Form 8-K

                 On August 4, 1999, the Company issued an 8-K reporting the sale and leaseback of its Spanish property as mentioned in Note 2 to the Company's condensed, consolidated financial statements.

                 On September 15, 1999, the Company issued an 8-K in connection with the transfer of the listing of the Company's Common Stock to the Nasdaq SmallCap market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             EPL TECHNOLOGIES, INC.




Date:     November 12, 1999           /s/ Paul L. Devine
                                    --------------------------------------------
                                    Paul L. Devine
                                    Chairman and President
                                    (Principal Executive Officer)




Date:     November 12, 1999          /s/ Timothy B. Owen
                                    --------------------------------------------
                                    Timothy B. Owen
                                    Treasurer
                                    (Principal Financial and Accounting Officer)