Form 10-K405
period 1999-12-31
EPL TECHNOLOGIES INC
filed 2000-04-17
CIK 945269

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                          [X] Annual Report Pursuant to
                           Section 13 of 15(d) of the
                             Securities Act of 1934
                   For the Fiscal Year Ended December 31, 1999
                                       OR
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the transition period from ___ to ___

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

Common Stock $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of February 29, 2000 was estimated at approximately $38,340,000. This calculation excludes an estimated 12,523,000 shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the shares outstanding at February 29, 2000.

   The number of shares of the Registrant's Common Stock outstanding as of February 29, 2000, was 30,565,618 shares.

                             EPL TECHNOLOGIES, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999

                                                                                                                 PAGE
                                                                                                                 ----
1.     ITEM 1. BUSINESS                                                                                             2

2.     ITEM 2. PROPERTIES                                                                                          14

3.     ITEM 3. LEGAL PROCEEDINGS                                                                                   14

4.     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                 15

5.     ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY                                          16
       HOLDER MATTERS

6.     ITEM 6. SELECTED FINANCIAL DATA                                                                             18

7.     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS                                                                                   19

8.     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                         32

9.     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
       AND FINANCIAL DISCLOSURE                                                                                    57

10.    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                                                    57

11.    ITEM 11. EXECUTIVE COMPENSATION                                                                             60

12.    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT                                                                                                  64

13.    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                     66

14.    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
       FORM 8-K                                                                                                    67

15.    SIGNATURES                                                                                                  70

                                     PART I
ITEM 1. BUSINESS

GENERAL DEVELOPMENT

EPL Technologies, Inc. (the "Company" or "EPL") is a leading developer, manufacturer and marketer of proprietary produce processing technologies, packaging technologies, and scientific and technical services. These products and services are designed to maintain the quality and integrity of fresh-cut produce. The Company designs and markets products that are components of integrated systems solutions, to address the specific needs of a variety of fresh-cut produce categories. The foundation of the Company's integrated system is its proprietary produce processing aid technology, which inhibits the natural enzymatic degradation of fruits and vegetables after they have been processed. Fresh-cut fruits and vegetables that are treated with the Company's proprietary processing aids better maintain their natural characteristics, such as color, texture, taste and smell. In certain fresh-cut produce categories, such as fresh-cut sliced apples, fresh-cut potatoes and fresh corn, the Company's processing aids allow increased availability of these fresh-cut produce products in retail and commercial markets. The Company has concluded that the use of the Company's processing aids, in accordance with the Company's recommended protocols, is "generally recognized as safe" ("GRAS") under U.S. Food and Drug Administration ("FDA") regulations. The Company also uses a variety of film technologies to create packaging specifically designed to complement and enhance the effectiveness of the Company's processing aids by allowing fruits and vegetables to "breathe" after they have been cut and packaged. The Company markets these packaging products to produce growers and processors. The Company also markets flexible packaging for uses in the snack food, bakery and confectionery industries, and for other uses. In addition, the Company's scientific and technical services, which include food safety and microbiological testing, provide fresh produce processors with expertise in food safety, post-harvest horticulture and processing techniques, and serve to support cross-marketing efforts for the Company's other products.

The Company currently operates in two main business segments, processing technologies and related activities, and packaging. The Company's revenues consist of (i) revenues derived from the sale of processing technologies and flexible packaging, (ii) revenues derived from the sale of certain fresh-cut fruits and vegetables, (iii) royalties from the sale of certain fresh-cut fruits and vegetables that have been processed using the Company's proprietary technologies and (iv) fees received for scientific and technical services rendered by the Company. The Company's revenues from the sale of produce are derived primarily from the sale of fresh-cut corn and potatoes. The Company's royalty revenues are derived from sales of various kinds and varieties of fresh-cut fruits and vegetables, which at present are primarily fresh-sliced apples, that use the Company's proprietary technologies and that the Company believes would not be available commercially without such use. Historically, substantially all of the Company's revenues have been derived from the sale of flexible packaging. The Company believes that the Company's packaging technologies, coupled with appropriate acquisitions of produce packagers, provide a platform to increase its sales of packaging, processing technologies and scientific and technical services to growers and processors of fresh produce. Therefore, the Company expects that the proportion of its revenues derived from the sale of its products and services targeted to the needs of the fresh-cut produce industry will increase over time and constitute a significant portion of the Company's future revenue growth. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         - In July 1996, the Company, through its Crystal Specialty Films, Inc. subsidiary, now known as EPL Flexible Packaging, Inc. ("EPL Flexible US"), acquired the assets of Crystal Plastics, Inc., located outside Chicago. This acquisition provided the Company with a U.S. base for both the Company's proprietary gas flame perforation equipment and its specialized microperforating technology and helped increase the Company's packaging presence in the U.S. EPL Flexible US uses "K" and polystyrene resins to manufacture and convert a range of films for numerous applications, some of which are used to support the Company's U.S. packaging business as a part of the Company's integrated systems solutions. EPL Flexible US also provided the U.S. base for facilitating the Company's fulfillment of an exclusive agreement with E.I. duPont de Nemours & Co. Inc. ("duPont"), whereby the Company provided all of duPont's gas-flame perforating requirements for duPont's Mylar(R) films. In addition, EPL Flexible US is also a supplier to the Company's ANC-Respire joint venture (see below).

         - In October 1997, the Company acquired California Microbiological Consulting, Inc., based in Walnut Creek, California ("CMC"). Together with Pure Produce, CMC specializes in food safety, forensic testing and microbiological consulting, and provides the Company with scientific and technical facilities on the East and West Coasts.

         - In December 1997, the Company acquired Fabbri Artes Graficas Valencia S.A. ("Fabbri"), a converter, printer and marketer of specialty flexible packaging, serving principally the European produce market, based in Valencia, Spain. The Company believes that this acquisition complements and enhances the Company's existing U.K.-based packaging businesses, providing incremental capacity for more efficient production of the combined product mix, as well as a strategic foothold on the European continent for the launch of the Company's related processing aid and scientific and technical services businesses.

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

The scientific and technical services the Company provides complement the processing technologies and packaging as a part of its integrated systems solutions. The Company's scientific and technical expertise provides the Company with an expanding base of knowledge about food technology and the Company believes this expertise helps to establish credibility with customers and supports the commercialization of the Company's products.

The Company markets its processing technologies, packaging technologies and scientific and technical services to processors of packaged, fresh-cut produce as part of integrated systems solutions for processing fresh-cut produce. To this end, the Company has been developing relationships with produce processors and other companies in an effort to penetrate further the fresh-cut produce market.

         - In July 1996, the Company formed NewCorn Co LLC ("Newcorn"), a limited liability company in which the Company has a 51% membership interest. Newcorn is a joint venture between the Company, Underwood Ranches and Twin Garden Farms. These latter two partners are two major regional growers and processors of fresh-cut sweet corn. Newcorn processes, packages, markets and sells fresh-cut corn products using the Company's processing aids and packaging materials, with the aim of developing year-round, nationally available branded fresh-cut corn products.

         - In September 1997, the Company executed a ten-year exclusive trademark license agreement (subject to extension) and strategic alliance with Potandon Produce LLC ("Potandon"), a "Green Giant(R) Fresh" brand licensee of The Pillsbury Company. The agreement is subject to the terms of Potandon's license of the "Green Giant(R) Fresh" brand, and contains certain minimum royalty requirements and other customary provisions. During the first three years of the term of the agreement, Potandon has the option to require the Company to negotiate in good faith to form a business entity in which Potandon and the Company would jointly participate in the fresh-cut potato products business on terms yet to be established. No such option has been exercised. The Company sells fresh-cut potato products, such as french fries, to the food service industry under the "Green Giant(R) Fresh" brand name, utilizing the Company's "Potato Fresh(R) System" processing aid technologies and related protocols in processing potatoes supplied principally by Potandon and now by Reser's Fine Foods, Inc. (see below).

         - In October 1997, the Company entered into a strategic alliance with Farmington Fresh, a major grower and marketer of Fuji apples. Under this alliance, the Company has licensed its "Apple Fresh(R)" processing technology to Farmington Fresh and provides scientific and technical services in connection with the production by Farmington Fresh of certain varieties of fresh-cut sliced apples. The agreement, which currently extends until December 2002, grants Farmington Fresh production exclusivity in its local geographic market. In addition to revenues from sales of the Company's processing aids and scientific and technical services, the agreement entitles the

                  Company to receive a royalty from each package of fresh-cut apple slices sold.

         - In March 1998, the Company entered into an agreement with American National Can Company ("ANC"), a major supplier of packaging materials and containers in the U.S. and a subsidiary of Pechiney SA, to create a joint venture to market flexible packaging systems for the fresh produce market. The joint venture, ANC-Respire LLC, develops, manufactures, markets, promotes and sells variety-specific, proprietary and other packaging products under the brand name "ANC-RESPIRE(TM)". ANC and the Company have equal ownership interests in the joint venture, which has an initial term of three years (subject to earlier termination) and can be extended upon the agreement of ANC and the Company. The joint venture formally commenced operations in January 1999. As part of the Company's desire to better exploit its perforation technologies in the U.S., the Company and ANC have agreed to unwind their joint venture and are discussing various alternative relationships going forward.

         - In April 1998, Newcorn entered into a trademark sublicense agreement with The Sholl Group II, Inc. ("Sholl"), the exclusive licensee of The Pillsbury Company's "Green
                  Giant(R) Fresh" brand name. The agreement grants Newcorn the exclusive right in North America to use the "Green
                  Giant(R) Fresh" brand name on the Company's fresh-cut corn products. Under this agreement, Freshcorn LLC, a joint venture owned equally by the Company and Sholl, will provide marketing support for the Company's fresh-cut corn products. Newcorn's license expires on December 31, 2020, subject to automatic renewal or earlier termination in certain events, including termination of Sholl's license from The Pillsbury Company. Newcorn will pay a royalty to Sholl based on the number of cases of licensed corn products sold by Newcorn. Additionally, Newcorn will pay to Freshcorn a fee based on the profitability of Newcorn's sales of fresh-cut corn products (the "Fee"), against which the royalty payments to Sholl will be credited. As members of Freshcorn, Newcorn and Sholl have agreed that, generally, 25% of the Fee in each year will be used to reimburse expenses incurred by Newcorn for the advertising, marketing and promotion of the Company's fresh-cut corn products.

         - In October 1998, the Company received formal approval from Sholl, on behalf of Pillsbury, to use a new facility located in Camarillo, California and operated by the Company's Newcorn affiliate (the "Camarillo Facility") for fresh produce processing. Shipments of fresh-cut corn under the "Green Giant(R) Fresh" brand from the Camarillo Facility began in late October 1998. In a coordinated development, the Company relocated its fresh-cut potato processing activities to the Camarillo Facility from a facility operated by an approved co-packer.

         - In October 1999, EPL announced the creation of a strategic alliance with Reser's Fine Foods ("Reser's"), which is one of North America's largest potato product manufacturers. It provides EPL with access to world-class manufacturing and distribution capability across the U.S. (Reser's currently has distribution centers in 14 states). Reser's has recently completed a new 100,000 square feet state of the art processing facility in Pasco, Washington, and will provide EPL with significant economies of scale. Reser's will be responsible for all aspects of raw material sourcing, production and distribution to EPL of its range of fresh-cut potato products. The Reser's/EPL alliance will meet all of EPL's potato volume requirements for the near term, and EPL believes that it will only need relatively small amounts of incremental expenditure to increase future capacity.

         - In addition, through the Reser's/EPL alliance, EPL gained the sourcing of an additional range of blanched potato products. These part-cooked products broaden EPL's product range and are expected to make its product proposition more attractive to potential distributors. The blanched potato products will be marketed under the "Fresh Alternatives" brand name, also licensed from Pillsbury.

         - In March 2000, EPL announced the signing of a long-term worldwide exclusive marketing and licensing agreement with The Biotech Group, an affiliate of Monterey Mushrooms. Under this agreement, EPL has licensed its Mushroom Fresh(R) processing technology to The Biotech Group and will receive a royalty on the sale of mushroom products that use EPL's technology.

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

The Company formulates processing aids for certain varieties of produce in accordance with its detailed scientific protocols. The Company believes that its Apple Fresh(R), Corn Fresh(R) and Potato Fresh(R) processing aids have the potential to create new markets. These new markets, i.e. fresh-cut apple slices, fresh-cut sweet corn and fresh-cut potato products, have historically not been available due to the lack of an effective, non-sulfite based alternative. For example, Apple Fresh(R) (for which the Company has recently been granted U.S. patent protection), when used in conjunction with the Company's packaging technology, can be used to inhibit browning and other enzymatic degradation in certain varieties of fresh apple slices for up to 14 days after processing. Corn Fresh(R) and Potato Fresh(R) are designed to provide similar pre-packaged distribution capability for fresh-cut corn on the cob and fresh-cut potato products. In addition to Apple Fresh(R), Potato Fresh(R) and Corn Fresh(R), the Company currently markets its Carrot Fresh(R) processing aid for carrots. The Company is also working to exploit (i) its U.S. patent protection for a processing-aid based technology designed to eliminate the use of ice in shipping boxes of processed broccoli, (ii) an exclusive license for patented technology developed in collaboration with Penn State University for use on freshly harvested mushrooms and (iii) its U.S. patent protection for a processing-aid based technology designed to better maintain the quality and thus enhance the economic value of whole-peeled potatoes. The Company is developing processing aids for other vegetables, including onions, although there can be no assurance that any such product will become available. Because several variables influence the efficacy of the Company's processing aids, the Company must work closely with each customer and potential customer, using its scientific and technical services for product formulation and extensive on-site testing, as well as assisting in designing packaging to optimize the effectiveness of the processing aid for the particular type of produce.

Packaging. The Company's produce packaging business involves perforating, converting and printing flexible packaging, using technologies and processes, some of which are proprietary to the Company. The Company also designs packaging films, the structure of which allows gas and moisture transmission at different rates, thereby maintaining a balance that enhances the effectiveness of the Company's processing aids. As with processing aids, in marketing its packaging technology the Company works closely with each customer and potential customer, using its scientific and technical services in seeking to determine optimal packaging characteristics, such as the type of film and extent of perforation, including the size, shape and number of holes of the packaging, based on the respiration rate of the particular type of produce.

As one of the leading perforators of packaging film, the Company is targeting specialty and, in some instances, new markets. Although historically films used in the produce industry have not been perforated, perforating has been shown to be beneficial to the packaging of certain varieties of fresh-cut produce, which by their nature continue to consume oxygen and produce carbon dioxide and moisture after being cut and packaged. Precise perforation of the packaging materials allows the produce to "breathe," thereby permitting the packaging to work with the processing aid to inhibit the process of enzymatic degradation. The Company's microperforation technology is proprietary. The Company's proprietary production capability allows the Company to produce perforated films of high quality and great consistency in a cost-effective manner. This capability provides control over moisture and oxygen transmission rates. The Company believes its broad range of capabilities to produce perforated films provides it with a competitive advantage. The Company has an exclusive agreement with duPont, whereby duPont purchases its entire requirement for flame perforation services for its Mylar(R) film from the Company.

Another aspect of the Company's packaging business is the conversion of packaging film into bags designed for a customer's food packaging needs for applications such as produce and bakery. The Company also has food-grade standard printing capabilities in the U.K., utilizing three six-color presses and one recently acquired eight-color press. The Company's packaging business provides additional market presence in certain geographic regions that the Company believes can enhance sales prospects for the Company's processing aids and provide cross-marketing opportunities, although there can be no assurance that such will be the case. In the U.S., the Company subcontracts its printing and converting requirements, which the Company believes are readily available.

In addition to its produce packaging capabilities, the Company provides packaging to the snack food, bakery and confectionery industries, and, to a lesser extent, for other uses, including pharmaceutical and industrial applications.

Scientific and Technical Services. The Company provides scientific and technical services in the areas of post-harvest horticulture, forensic analysis of food contaminants and food safety and application development for customers. These services are areas of critical importance for processors of fresh produce. The Company's post-harvest horticulture services are designed to help processors understand the impact of harvesting and handling methods on the sensory characteristics, nutritional value and microbiological populations of produce. In providing these services, the Company focuses on solving particular problems unique to certain kinds and varieties of fruits and vegetables in an effort to maintain the quality and integrity and reduce post-harvest loss. The Company's forensic testing services involve the analysis of food adulteration by foreign or unlabeled substances or contaminants. The Company's food safety services, which are intended to reduce or eliminate pathogens known to cause serious illness in humans, include research, microbiological testing, production monitoring, and the implementation of Total Quality Management and Hazard Analysis and Critical Control Point ("HACCP") programs. The FDA has announced its intention to introduce a new rule requiring HACCP programs, which programs are designed to prevent microbial and other safety hazards in food products through appropriate controls during production and processing, at certain juice processing plants. The Company believes that HACCP programs ultimately will become standard in the produce processing industry in response to emerging concerns about the microbial safety of fresh fruits and vegetables.

The Company's scientific and technical services team consists of five Ph.D.s, six senior scientists, and additional support technicians. These areas of expertise include microbiology, food science, post-harvest physiology, plant physiology and plant pathology. The Company maintains three laboratories dedicated to microbiological testing, as well as two applications laboratories used as part of the Company's sales and marketing program. The Company also maintains a laboratory at the U.S. Department of Agriculture's ("USDA") Eastern Regional Research Center through a Cooperative Research and Development Agreement ("CRADA") with the USDA. As part of its sales force, the Company also employs process engineers and a chemical engineer with expertise in applying the Company's scientific and technical know-how to a full-scale production facility.

The Company believes its scientific and technical expertise enhances its credibility in marketing its processing technologies and packaging materials to fresh-cut produce processors. Accordingly, the majority of the Company's scientific and technical services are provided to support marketing efforts for the Company's other products. The Company also provides microbiological services on a contract basis for some customers, in what the Company believes is a growing market for food safety-based testing and consulting services. In addition to providing incremental revenue, these consulting relationships may provide cross-marketing opportunities for the Company's products.

To increase its scientific resources and expertise, the Company has entered into research alliances with leading institutes of produce and food research, as well as trade associations. These have included a CRADA with the USDA/Agricultural Research Services in Philadelphia, Pennsylvania; a research grant from the Washington Apple Commission for a study of enzymatic browning of apples; a collaborative effort with Rutgers University for residue analysis; a collaborative agreement with Penn State University for research on the preservation of mushrooms; a grant from the Ben Franklin Technology Center, also for research on the preservation of mushrooms; and a collaborative arrangement with Michigan State University for research on interactive packaging and other produce-related matters. As an additional technical resource, the Company maintains a Scientific Advisory Board, consisting of experts in the field of food science, the members of which are available for consulting on an as-needed basis.

Company-sponsored research and development expenditures for the years ended December 31, 1997, 1998 and 1999 were approximately $1,203,000, $1,573,000 and
$1,870,000 respectively. See the Company's Consolidated Financial Statements.

MARKETS

The Company's focus is on products and services that are used in the processing of fresh-cut fruits and vegetables for both the retail and food service markets. By helping to maintain the quality and integrity of fresh-cut produce, the Company can meet the needs of its customers who are seeking to offer differentiated, brand-name, nationally available fresh-cut alternatives to commodity produce lines. In certain produce categories, such as fresh-cut sweet corn on the cob, the Company's processing technologies have the potential to develop a national market for its customers, who have previously been limited to regional markets. The Company's packaging products are used in the fresh-cut produce industry in the U.S. and by leading companies in the U.K. and Europe in the fresh-cut produce, bakery, snack food and confectionery industries, and for other uses. The scientific and technical services offered by the Company provide companies in the produce industry, especially those involved with fresh-cut and minimally processed produce, with analysis, protocols and plans relating to food safety and quality assurance programs, including microbiological testing, and provides additional internal technical support in developing the Company's processing aid and packaging protocols. The Company's products are increasingly being marketed in concert as integrated systems solutions comprised of products, processes and scientific and technical services to maintain the quality and integrity of fresh-cut produce.

The Company's penetration to date of the various markets it is seeking to develop has been limited. The Company's Respire(R) brand of breathable packaging is used on a number of produce categories, principally in produce in Europe. The Company has been developing relationships with processors and other companies in connection with the use of the Company's processing aid technology and related protocols in various fruit and vegetable categories.

The Company believes that demand for fresh-cut produce is being driven at the retail level by consumer preferences for healthy foods, convenience and variety. Similarly, demand for fresh-cut produce by food service providers is increasingly driven by the need to be able to deliver a product that is consistent in quality and of high food safety standards while reducing significant processing and storage costs associated with fresh-cut produce. Development of new fresh-cut produce applications is further supported by produce growers and processors who are seeking to increase revenues and margins by establishing differentiated, brand-name, fresh-cut alternatives to commodity produce lines.

SALES AND PRODUCT COMMERCIALIZATION PROCESS

In developing its processing technologies, the Company first seeks to identify the physiological and biochemical issues associated with a particular fresh-cut fruit or vegetable (e.g. white blush on carrots) and to determine the cause of any issue so identified. Then the Company seeks to develop an appropriate solution in a laboratory setting when it perceives that a significant market opportunity may exist. In this connection, the Company has extensive experience of testing and operating in a number of processing facilities and working on a number of different fruits and vegetables, and can thus approach potential customers from a position of extensive knowledge and experience with a proposed produce solution. After initial discussions, the Company initiates a detailed review and testing process to customize the application of the Company's technologies to the potential customer's processing system. The testing process involves both application of the Company's processing aids and, where appropriate, other scientific and technical support services, such as HACCP and the design of tailored packaging solutions. Once such development is completed, the product moves through successive steps of an increasingly sophisticated testing program, during which the Company identifies and proposes any processing changes that may be needed and that ultimately leads to a product decision. The Company also works with the customer to develop specific protocols that should be applied.

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

The Company has been developing relationships with produce processors and other companies in an effort to penetrate the fresh-cut produce market. The Company believes that its packaging acquisitions in regions where produce is grown will serve as a platform to enhance the Company's ability to cross-market its other products and services to other produce processors and growers in those regions. Similarly, with sales of processing technologies, the Company has an opportunity to sell its complementary packaging. The Company also plans to make proposals for product development or food safety programs to other existing customers of its processing aids and packaging.

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

Previously, certain types of potatoes (primarily Russets) used by the Company in processing were provided under a long-term market priced supply agreement with Potandon. The Company also previously acquired other types of potatoes on the open market. Since the alliance with Reser's announced in late 1999, Reser's is responsible for acquiring all of the Company's potato requirements for processing.

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

INDUSTRY AND GEOGRAPHIC AREAS

The Company's financial statements currently present financial information for two industry segments in which the Company does business: (a) packaging materials and (b) processing technologies and related activities. Information relating to sales by the Company or its subsidiaries of fresh-cut corn and potatoes and the provision of scientific and technical services is included in the financial information presented for the processing technologies and related activities segment. The Company markets processing technologies and related products primarily in the U.S., with smaller amounts also sold in Canada, while packaging materials are marketed in North America, the U.K. and Continental Europe. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 16 to the Company's Consolidated Financial Statements.

CUSTOMER CONCENTRATION

During the year ended December 31, 1999, no one customer accounted for more than 10% of the Company's sales. During 1998 and 1997, Pepsico accounted for 15% and 32% respectively of the Company's sales.

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

PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS

The Company currently has six U.S. patents issued or allowed, one U.S. patent pending and numerous other patents licensed to the Company or under review for application. The U.S. patents for the Company's "Potato Fresh(R)" and "Carrot Fresh(R)" processing aids were granted on June 26, 1990 and September 13, 1994, respectively. During 1999 the Company received confirmation of patent approval for, and is thus entitled to patent protection for, the Company's "Apple Fresh(R)" processing technology. The Company also has U.S. patent protection for technologies designed to (i) eliminate the use of ice in shipping boxes of processed broccoli, (ii) inhibit the enzymatic browning of fresh peeled whole potatoes and (iii) administer treatments to pre-packed boxes of produce, although the actual patents have not yet been issued. In addition to the foregoing, U.S. patent protection has been obtained for a processing technology developed by the Company in collaboration with Penn State University for use on freshly harvested mushrooms. Penn State University has granted the Company an exclusive license for this technology for the life of the patent. Patents that had been granted, or applications that were pending as of June 8, 1995, run for the longer of 17 years from the date of formal grant or 20 years from the date of filing. For all subsequent filings, U.S. patents (once granted) run for 20 years from the date of formal application. The Company or certain of its subsidiaries also have twelve registered U.S. trademarks, including Respire(R), and its processing aid names, such as Potato Fresh(R), and two trademark applications pending. The Company has a license to use the "Green Giant(R) Fresh" brand on the Company's fresh-cut potato products which runs through September 2007, unless terminated earlier. The Company also has a license to use "Fresh Alternatives" brand name on potato products, also licensed from Pillsbury. In addition, the Company's Newcorn subsidiary has a license to use the "Green Giant(R) Fresh" brand for fresh-cut corn products which runs through December 31, 2020, unless terminated earlier. "Green Giant(R) Fresh" is a registered trademark of The Pillsbury Company. The Company has and may continue to seek licenses for other trademarks that it believes will add value to a proposed product. Furthermore, the Company has eight patents and 19 patent applications pending outside the U.S. for its main processing aid technologies, as well as one registered trademark and two trademark applications pending outside the U.S., with others under review. To help protect the Company's technology and proprietary information, the Company has confidentiality agreements with its customers, as well as internal non-disclosure agreements and safeguards, although there can be no assurance that these safeguards will be adequate to fully protect the Company. The importance the Company attaches to its patent position is reflected in the significant efforts made on research and development (see the Company's Consolidated Financial Statements and the notes thereto). In addition to its patent protection, the Company believes it has a competitive advantage through its proprietary knowledge of the applications for its technology.

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

The Company's packaging operations are subject to federal, state and local U.S., U.K. and other European environmental laws and regulations that impose limitations on the generation, storage, transport, disposal and emission of various substances into the environment, including laws that restrict the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company is subject to U.S. and foreign laws and regulations regarding the use, storage, transport and disposal of inks used with its packaging products. There can be no assurance that there will not be an accidental contamination, disposal or injury from the use, storage, transport or disposal of inks used in the Company's packaging business. Additionally, the Company's use of plastic film in its packaging operations may subject it, in certain jurisdictions, to laws and regulations designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products. In addition, various consumer and special interest groups have lobbied from time-to-time for the implementation of additional environmental protection measures. The Company may be required to make capital expenditures in response to changing compliance standards and environmental regulations. Furthermore, unknown contamination of sites currently or formerly owned or operated by the Company (including contamination caused by prior owners and operators of such sites) and off-site disposal of hazardous substances and wastes may give rise to additional compliance costs. There can be no assurance that the Company will not incur liabilities for environmental matters in the future, including those resulting from changes in environmental regulations, that may have a material adverse effect on the Company's business, financial condition and results of operations.

Specifically, during its due diligence investigation in connection with the Fabbri acquisition, the Company was informed that from time-to-time in the past Fabbri disposed of certain hazardous waste (such as used oil cans, empty dye cans and electrolytic salts residue) using some waste management companies that were not authorized handlers of hazardous waste under applicable Spanish legislation. Some drums of such hazardous waste also were not labeled as required and stored longer than permitted under Spanish legislation. Under Spanish law, a producer of hazardous wastes remains responsible for damages to third parties or the environment if these wastes are collected by a non-authorized hauler. As part of the documentation of the Fabbri Acquisition, the Company obtained from the prior owner of Fabbri, Sidlaw Group plc, a U.K. public-company ("Sidlaw"), an indemnification for any fines or penalties levied against the Company from the collection of waste by unauthorized haulers, subject to a limit of approximately $4,500,000. The Company is not aware that these past actions resulted in any environmental damages, and therefore does not believe that these actions represent possible material losses. To the extent that the Company incurs liabilities in respect of the foregoing that are not covered by the indemnity from Sidlaw, or Sidlaw fails to fulfill its indemnity obligations, there could be a material adverse effect on the Company's business, financial condition and results of operations. Nevertheless, the Company is not aware that any claims have been made or are pending, and is not aware of any past or current environmental conditions that it believes will result in any material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYMENT

As of December 31, 1999, the Company had 264 employees providing services in the U.S. and Europe, of which 30 were engaged in sales and marketing, 186 in production, 13 in technical services and research and 35 in management and administration. Some of the managerial employees are employed pursuant to employment agreements, and the Company maintains key-man insurance on Mr. Devine, the Company's Chief Executive Officer, in the amount of $1,000,000. See "Item 11 - Executive Compensation". The Company expects to recruit additional personnel as and when required.

FORWARD LOOKING STATEMENTS

Statements in the foregoing discussion that are not statements of historical fact and reflect the intent, belief or expectations of the Company and its management regarding the anticipated impact of events, circumstances and trends should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance, and actual results may vary materially from those projected in the forward-looking statements. For a discussion of factors that may materially affect realization of these expectations, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements."


ITEM 2. PROPERTIES

The Company believes that its current facilities are adequate for its present needs and that it would not have any difficulty in obtaining additional or alternate space at prevailing rates if necessary. The Company's current facilities are as follows:

                                       SQUARE      OWNED/LEASED
         LOCATION                       FEET       (EXPIRATION)            CHARACTER OF USE
         --------                       ----       ------------            ----------------
       Philadelphia, PA                   6,600    Leased (1/2002)         Principal administrative office

       Fresno, CA                         2,600    Leased (3/2002)         Applications laboratory

       Oswego, IL                        16,400    Leased (6/2004)         Packaging operations

       Gainsborough, England             19,500    Leased (10/2004)        Printing facility

       Runcorn, England                  17,478    Owned                   Perforating and converting
                                                                           facilities

       Runcorn, England                   5,085    Leased (9/2007)         Perforating and converting
                                                                           facilities

       Runcorn, England                   8,500    Leased (12/2000)        Perforating and converting
                                                                           facilities

       Camarillo, CA(a)                  74,248    Leased (11/2004)        Fresh-cut corn processing
                                                                           facility

       Darien, WI                        35,200    Leased (5/2008)         Fresh-cut corn processing
                                                                           facility

       Shrewsbury, MA                     2,892    Leased (1/2003)         Food safety and microbiological
                                                                           testing laboratory and office space

       Valencia, Spain                  142,106    Leased (7/2007)         Packaging operations


       (a) Property is leased by Newcorn and the lease is guaranteed by the Company. Newcorn occupies approximately 73% of the facility. The Company intends to sublease the remaining space.

The Company also occupies additional space under agreements with third parties, primarily in connection with research and development arrangements and processing activities.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its subsidiaries or property is subject. None of the Company's officers or directors, are involved in any legal proceedings relating to the Company. To the best of the Company's knowledge, there are no proceedings being contemplated against it or its subsidiaries by governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
HOLDER MATTERS

MARKET INFORMATION

       PRICE RANGE OF COMMON STOCK

The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "EPTG", and has done so since September 1999, having previously traded on the Nasdaq National Market under the same symbol since May 1998. From January 4, 2000 to February 11, 2000 the Common Stock traded under the symbol "EPTGC", as the Company was granted an exemption from the minimum $1.00 per share stock price Nasdaq SmallCap Market listing requirements. From July 1996 to May 1998, the Common Stock traded on the Nasdaq SmallCap Market under the symbol "EPTG", except for a period of approximately 30 days following March 18, 1998 when the Common Stock was included on the Nasdaq SmallCap Market under the symbol "EPTGD" to indicate the one-for-two reverse split that was approved by shareholders in March 1998. The following table sets forth the quarterly range of high and low bid quotations for 1998 and 1999 for the Company's Common Stock during the periods indicated, adjusted for the reverse split, assuming a price that is twice the actual pre-split price (such high and low bid quotations reflect inter-dealer prices without retail mark-up, mark down or commissions and may not necessarily represent actual transactions):

                                                     HIGH                   LOW
                                                     ----                   ---
1998
         First quarter                               $14.50                $10.00
         Second quarter                               14.00                  6.25
         Third quarter                                 8.00                  5.13
         Fourth quarter                                5.88                  3.81

1999
         First quarter                                 5.00                  3.75
         Second quarter                                4.38                  3.75
         Third quarter                                 3.81                  1.00
         Fourth quarter                                1.25                  0.50

As of February 29, 2000 there were 30,565,618 shares of the Company's Common Stock issued and outstanding, held by 241 shareholders of record and approximately 3,400 beneficial shareholders. In addition, there were 210,610 shares held in treasury as of the same date. During the twelve months ended December 31, 1999, the Company did not declare any cash dividends on its Common Stock. Other than in connection with the payment of accumulated dividends, which have not been declared or paid, on its Series A 10% Cumulative Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock (collectively the "Preferred Stock"), the Company intends to retain earnings, if any, that may be generated from operations to finance the expansion and development of its business. No cash dividends have ever been declared or paid to date on the Common Stock. The Company does not expect to declare or pay cash dividends to the holders of the Common Stock in the foreseeable future and no such dividends may be declared or paid until all accumulated dividends on the Series A, Series B and Series C Preferred Stock have been paid. See Note 9 to the Company's Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

On various occasions during 1999, the Company issued a total of 13,419,704 shares of Common Stock in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended ("Section 4(2)"), to three private investors in connection with the conversion by such holders, for no additional cash consideration, of 10,800 shares of the Company's Series D Convertible Preferred Stock ("Series D Stock"). A further 2,901,354 shares of Common Stock were issued to two affiliates of the Company to raise gross proceeds of $1,500,000, which proceeds were used in full to redeem the remaining 1,500 shares of Series D Stock, leaving no shares of Series D Stock outstanding. These 2,901,354 shares were unregistered as at December 31, 1999. In addition, warrants to acquire 2,571,429 shares of Common Stock were also issued in connection with these transactions. Finally, 210,610 shares were contributed to the Company and were being held as treasury stock at December 31, 1999.

On December 17, 1999 the Company issued 2,000,000 shares of Common Stock in connection with a loan of $3,500,000 received from two affiliates of the Company. See Item 13 "Certain Relationships and Related Transactions." These shares were unregistered as at December 31, 1999, and were issued in reliance on the exemption from registration provided in Section 4(2). In addition, a warrant to acquire 350,000 shares of Common Stock was also issued in connection with this transaction. See Item 13 -- "Certain Relationships and Related Transactions."

On December 31, 1999 the Company issued 681,096 shares of Common Stock to two affiliates of the Company in a private placement transaction. The gross proceeds raised from such sale was $330,000. These shares were unregistered as at December 31, 1999, and were also issued in reliance on the exemption from registration provided in Section 4(2). In addition, a warrant to acquire 238,571 shares of common stock were also issued in connection with this transaction. See
Item 13 "Certain Relationships and Related Transactions."

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected condensed consolidated statement of operations and balance sheet data for the Company and its subsidiaries. The selected condensed consolidated financial data for the years ended December 31, 1997, 1998 and 1999 and as of December 31, 1998 and 1999 are derived from the audited Consolidated Financial Statements of the Company, which are included elsewhere in this report, and are qualified by reference to such Consolidated Financial Statements and the related Notes thereto. The selected condensed consolidated financial data for the years ended December 31, 1995 and 1996 and as of December 31, 1995, 1996 and 1997 are derived from audited consolidated financial statements of the Company not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with the Consolidated Financial Statements, the related Notes thereto and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                            FISCAL YEAR ENDED DECEMBER 31
                                                            -----------------------------
                                      1995              1996             1997              1998             1999
                                      ----              ----             ----              ----             ----
                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF  OPERATIONS:
Sales                             $   3,240          $ 11,314        $   19,953         $ 32,977          $ 30,653
Cost of Sales                         2,469             9,136            18,090           29,481            30,370
Gross Profit                            771             2,178             1,863            3,496               283
Total operating expenses              3,813             6,362             9,185           11,196            13,909
Loss from operations                 (3,042)           (4,184)           (7,322)          (7,700)          (13,626)
Net loss                             (3,320)           (4,296)           (7,187)          (7,781)          (14,240)
Net loss for common
  shareholders                       (3,634)           (5,295)           (8,355)         (10,535)          (15,443)
Net loss per common share         $   (0.78)        $   (0.71)        $   (1.00)       $   (0.99)        $   (1.09)
  - basic and diluted

Weighted average number
  of common shares                 4,655,529         7,436,759         8,372,537       10,598,878        14,221,642

                                                                    DECEMBER 31,
                                                                    ------------
                                      1995              1996             1997              1998            1999
                                      ----              ----             ----              ----            ----
                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
BALANCE SHEET DATA:
Working capital(deficit)              $  1,167          $  2,269         $  6,513       $   5,131        $  (5,867)
Total assets                            10,041            15,215           26,200          29,772           26,431
Long-term debt                             844             1,554            1,792           3,683            1,341
Total liabilities                        3,665             6,797            8,967          12,620           22,581
Series D Convertible
  Preferred Stock                            0                 0           10,617          12,847               0
Accumulated deficit                    (11,363)          (16,283)         (24,207)        (34,652)        (50,095)

Total shareholders' equity            $   6,376         $  8,418         $  6,615        $  4,305        $  3,851

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a leading developer and marketer of integrated produce systems solutions specifically designed to address the needs of the rapidly growing market for fresh-cut produce. In this regard, the Company develops, manufactures and markets proprietary produce processing technologies, packaging technologies, and scientific and technical services. These are specifically designed to maintain the quality and integrity of fresh-cut produce. The foundation of the Company's integrated systems solutions is its proprietary produce processing technology. This technology inhibits the natural enzymatic degradation of fruits and vegetables after they have been processed. Fresh-cut fruits and vegetables that are treated with the Company's proprietary processing aids better maintain their natural characteristics such as color, texture, taste and smell. The use of the Company's processing aids allows for increased availability of certain fresh-cut produce products, such as sliced apples, potatoes and corn. The Company has concluded that the use of the Company's processing technologies, in accordance with the Company's recommended protocols, is "generally recognized as safe" ("GRAS") under FDA regulations. The Company also uses a variety of film technologies to create packaging specifically designed to complement and enhance the effectiveness of the Company's processing aids by allowing fruits and vegetables to "breathe" after they have been cut and packaged. The Company markets these packaging products to produce growers and processors. In addition, the Company's scientific and technical services, which include food safety and microbiological testing, provide fresh produce processors with expertise in food safety, post-harvest horticulture and processing techniques, and support the cross-marketing efforts for the Company's other products. The Company believes its processing aid technologies are safe and environmentally "friendly" and, together with its packaging and scientific and technical services, add significant value to the businesses of its customers. In addition to its integrated systems solutions for fresh-cut produce, the Company also markets flexible packaging for uses in the snack food, bakery and confectionery industries and, to a lesser extent, for other uses, including pharmaceutical and industrial applications.

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

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Sales. Sales decreased from $32,978,000 in 1998 to $30,653,000 in 1999, a decrease of $2,325,000 or 7%. Sales of processing technologies and related activities decreased from $8,913,000 in 1999 to $7,885,000 in 1999, a decrease of $1,028,000 or 11.5%. Sales of U.S. packaging materials decreased from $3,318,000 in 1998 to $2,666,000 in 1999, a decrease of $652,000 or 20%. Sales of U.K. packaging materials fell from $11,929,000 in 1998 to $11,486,000 in 1999, a decrease of $443,000 or 3.7%. Sales of European packaging materials decreased marginally from $8,818,000 in 1998 to $8,616,000 in 1999, a decrease of $202,000 or 2.2%.

The decrease in sales of processing technologies and related activities was mainly due to the lower sales revenue from fresh-cut corn sold through the Company's majority-owned affiliate, Newcorn. During the second quarter of 1999 the Company completed the work on its facility in Darien, Wisconsin (the "Darien Facility"). However, this was just prior to the short period of the year when local corn is generally available. The Company decided not to incur significant ongoing costs to compete against low value corn at uneconomic prices and thus limited its sales activities, principally during the third quarter but which also adversely impacted the fourth quarter. During this market withdrawal in the fourth quarter, the Company restructured Newcorn. This withdrawal involved not only a reduction in overheads, thus reducing the breakeven level of sales, but also a complete reappraisal of the sales model. The Company has identified the need for changes in the way it promotes its corn to major customers, to help support the year round model, and has been implementing such changes accordingly. In addition, the Company is focusing its sales efforts on food service, as well as to develop its traditional retail market. In relation to this market extension, the Company is also extending the range of corn products available, and plans to introduce further new products during 2000 onwards. During part of the year, Newcorn had at times been unable to process and sell on a profitable basis bulk corn that it had committed to purchase. This situation impacted gross profit and since then, the Company has limited its corn commitments under contract.

Offsetting the decrease in corn revenue described above, the Company experienced significant growth in the volume of fresh-cut potato products sold by its EPL Food Products, Inc. ("EPL Food") subsidiary under the "Green Giant(R) Fresh" brand name. The Company has continued to expand both the geographical coverage of its sales effort and the product range, and now offers a number of different fresh-cut potato products in addition to its original "Fresh Fries". However, as the Company continued to seek to expand its product range and geographic coverage, the Company sought to find a strategic partner to help in this process. As mentioned above, in October 1999 the Company announced that it had signed a strategic five-year manufacturing and co-pack agreement with Reser's Fine Foods, Inc. ("Reser's"). Under the agreement, Reser's will process and supply EPL Food with all of EPL Food's fresh-cut potato product requirements. Subsequent to the year end, the Company completed the relocation of its potato processing equipment and production and shipment of fresh-cut potato products commenced from Reser's Pasco, Washington facility.

In addition, Reser's will process and supply EPL Food with a new range of blanched (partially cooked) potato products to be sold by EPL Food under the Fresh Alternatives TM brand. The Fresh Alternatives(TM) brand has been made available to EPL Food by the Sholl Group II, Inc., the exclusive licensee of The Pillsbury Company's Green Giant(R) Fresh brand name. The Company has already commenced sales of these blanched potato products, although such sales did not have a material impact on sales revenue in 1999. In addition, the Company and Reser's agreed to enter into a related five-year non-exclusive license agreement for the Company's proprietary processing technology for potatoes. The Company currently believes these arrangements for both fresh and blanched potato products will have a material positive impact on the sales revenue of EPL Food in 2000 and beyond, although there can be no assurance such will be the case.

The Company is continuing to focus on the sale and development of its processing technologies, particularly with respect to corn, potatoes and apples. Furthermore, development work continues to seek to exploit the new technologies for use on freshly harvested mushrooms and whole peeled potatoes. In this regard, subsequent to the year end, the Company announced an exclusive licensing arrangement with Monterey Mushrooms for its Mushroom Fresh(R) processing technology. The Company currently believes that these arrangements will have a material contribution to processing technology revenue in 2000 and beyond, although there can be no assurance that this will in fact be the case. In addition, product testing continues on other vegetables, and in some cases has been expanded or accelerated, and significant costs have been incurred to date that are yet to yield material revenues. The Company also continues to grow its capability in scientific and technical services, opening a new West Coast laboratory in 1999, and is seeing an increasing demand for food safety and hygiene advice in the produce industry. Revenue from this area rose by 34% over the same period in 1998 and the Company expects further increases in this figure in 2000 and beyond, although there can be no assurance such will be the case. The Company believes it is well-positioned to add further value to the operations of fresh-cut processors. Furthermore, the Company is receiving an increasing number of inquiries for its processing technologies from potential U.K. and European customers.

The reduction in U.S. packaging material sales was principally attributable to timing differences in shipments to large customers compared to the same period of 1998 and the Company currently expects to recover some of this volume going forward, in addition to what was recovered in the fourth quarter. The Company is currently engaged in discussions with a number of potential customers for new product applications and markets, especially in relation to the Company's proprietary perforating capabilities, leveraging the knowledge base of the U.K. operations. These include applications in the consumer goods, produce, horticultural, bakery and pharmaceutical industries, amongst others. Some initial orders have been received in 2000. Should further such orders be forthcoming, the Company expects that such new business would make a material contribution to sales revenue in 2000 and onwards. There can be no assurance, however, that the Company will in fact obtain this business. As noted above, as part of the Company's desire to better exploit its perforation technologies in the U.S., the Company and ANC have agreed to unwind their joint venture and are discussing various alternative relationships going forward.

The small decrease in U.K. packaging material sales was principally attributable to a reduced level of sales to Pepsico, historically the Company's largest single customer, as well as the adverse impact of pricing pressures in the U.K., together with a reduction in sales of film to the bakery industry. The impact, however, was offset by increased sales in other areas, as the Company continued the execution of its strategic objective to reduce its dependence on Pepsico and the bakery industry, both of which are lower margin areas of activity, and focus more effort on utilizing its proprietary perforating technology to move into new, higher value-added areas. This strategy began to have an impact in the final quarter of 1999, as evidenced by the fact that sales revenue in the fourth quarter of 1999 was 32% higher than in same period in 1998. Raw material prices have generally fallen by some 10-15% compared with the same period in 1998, which accounts for most of the reduction in revenue, as sales prices were adjusted downwards to reflect the lower raw material prices. The Company believes that its efforts to change product mix represents a more stable foundation for sustainable and more profitable growth, although there can be no assurance that the Company will be successful in these efforts. During 1998 the Company's Respire(R) brand of breathable packaging for fresh produce was launched in the U.K. and has been successful in gaining new business in 1999. In this regard, the Company has recently gained new business from the suppliers to the main supermarkets in the U.K., and these began to come through in increased shipments, as indicated by the revenue increase in the fourth quarter of 1999. The year 2000 is expected to see a full year benefit of the increased new business, which is expected to generate a material increase in revenue during 2000 and beyond, although there can be no assurance that such additional revenue will be obtained. In addition, the Company's proprietary micro-perforating technology has enabled the Company to win new business in the area of cooked meat pastry products, although the volume of this business has not been significant to date. New business continues to be gained in the area of "breathable" packaging and the Company has recently increased its production capacity in this area to handle the forecast volume increase. Other applications are currently under development, which, if successful, could have a material impact on sales revenues in 2000, although there can be no assurance that this development will result in new business.

Sales of European packaging materials decreased marginally, principally as a result of timing differences in shipments. The 1999 citrus harvest was delayed slightly, resulting in some shipments of packaging materials being delayed. The Company, through Fabbri, is targeting further expansion not only in Spain but in other European countries and this is beginning to show results. In addition, Fabbri is reducing its dependency on the citrus crop by increasing its sales of packaging materials used in fresh produce and other areas. Fabbri is also seeking to expand its limited revenue derived from South American countries through existing and new contacts. Furthermore, Fabbri is working increasingly closely with the U.K. business not only to leverage the scientific and technical knowledge base, but to be able to offer customers a pan-European service offering. In support of this, a new sales office was opened in France in late 1999, where Fabbri already generates significant sales revenue, and a further sales office is expected to open in the second quarter of 2000 in Amsterdam, Netherlands. These are expected to contribute to sales revenue in 2000 and beyond, although there can be no assurance that this will in fact be the case. The increased technical base is reflected in the launch of the Company's Respire(R) brand of "breathable" packaging for fresh produce into Europe, from which Fabbri has already begun to gain new business, although it did not have a material impact on sales revenue in 1999.

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

Gross Profit. Gross profit decreased from $3,496,000 in 1998 to $283,000 in 1999, a decrease of $3,213,000 or, as a percentage of sales, from 10.6% to 1%. This decrease was principally due to the adverse impact of the cost of market development and sales support within the corn and potato businesses. In addition, Newcorn, at times, was unable to process and sell on a profitable basis bulk corn which it had committed to purchase, which adversely impacted gross profit. Market development and sales support costs are expected to continue to be incurred in the future, although their adverse impact on gross profit is expected to diminish as sales volumes and operating efficiencies improve. The Company also expects that the relocation of Newcorn's West Coast operations in late 1998, together with the recent completion of the Darien Facility, which have significantly increased processing capacity, will help enhance operating efficiencies in the future as sales volumes increase. As outlined above, the Company withdrew from the corn market to a degree during the third and fourth quarters of 1999. Although the cost base of the business has been reduced during this period, the significantly lower level of corn sales during this period had a significant adverse effect on gross profit. However, the Company believes that these changes will provide Newcorn with a significantly improved operating base in 2000 and beyond.

The various agreements with Reser's, in relation to the Company's Green Giant potato activity, is expected to make a significant improvement to the profitability of this business from 2000 onwards as the business benefits from the economies of scale of Reser's existing production volumes. The relocation of the potato processing facility was completed subsequent to the year end and production and shipments have already commenced from Reser's Pasco, Washington facility.

Gross profit from period-to-period may also be impacted by pricing pressures on Newcorn's corn business primarily attributable to the extent to which bulk corn is available in regions where Newcorn's fresh-cut corn products are sold, which is largely a function of the timing of and variations in regional harvest yields. Newcorn enters into fixed price contracts for the supply of a portion of its bulk corn requirements, the aim of which is to ensure, where possible, adequate supplies of bulk corn of consistent quality at a known, fixed price. If market prices for bulk corn are constant or rise, Newcorn will benefit from such arrangement. However, if market prices fall, Newcorn may not be able to fully pass on all of its costs if it is unable to renegotiate contract prices. As the Company's business becomes more reliant upon sales of its processing technologies and related activities, results of operations may be more susceptible to the effects of changing prices due to the pricing of certain kinds of produce, as well as ingredients used in the Company's processing technologies.

In addition, the Company continues to accelerate the development of certain applications for its proprietary micro-perforating technology. These costs are primarily expensed as incurred. Although the benefits of this expense started to contribute to incremental sales revenue and gross profit in the 1999 fourth quarter in the U.K. packaging business, it is expected to increase significantly in the U.K. and other areas in 2000 and beyond, although there can be no assurance that such will be the case.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $7,904,000 in 1998 to $9,898,000 in 1999, an increase of $1,994,000 or 25%. This increase was due primarily to (i) the continuing development of the Company's sales and marketing efforts, particularly in the area of sales of processing technologies and related activities for potatoes and corn, (ii) the non-cash expense of options granted to non-employees and the fair value of warrants granted to certain consultants and advisers to the Company and (iii) other costs, including the hiring of additional personnel in some businesses and costs to reduce the future level of overheads in other businesses. The Company's sales and marketing efforts with respect to processing technologies and related activities are primarily focused on fresh-cut potatoes, corn and apples and, to a lesser extent, other produce categories, together with packaging applications. As indicated above, the corn business was restructured during the fourth quarter of 1999 and the overhead base reduced. The Company continues to evaluate ways to reduce its overhead base in all areas of its business and believes that a number of the actions taken in 1999, although increasing short term costs, will help improve profitability in 2000 and beyond.

Research and Development Costs. Research and development costs increased from $1,573,000 in 1998 to $1,870,000 in 1999, an increase of $297,000 or 18.8%. This reflects increased costs of internal scientific activities related to sales efforts for large potential customers, principally related to mushrooms and potatoes, together with perforated films, as well as external costs from the collaborative work undertaken with outside institutions. The Company continues to expense all development costs, whether product, market or sales related, in the year incurred, and thus costs are incurred prior to the benefits, if any, that may be expected to be realized from such expense. Some of the initial results from the work on mushrooms can be seen from the recently announced licensing agreement with Monterey Mushrooms. The Company expects that research and development costs will continue at no less than recent levels and may increase.

Depreciation and Amortization. Depreciation and amortization increased from $1,719,000 in 1998 to $2,141,000 in 1999, an increase of $422,000 or 25%. This is mainly due to the increased fixed asset base which arose as a result of the capital expenditure on the new corn processing facilities at Camarillo, CA and Darien, WI, together with capital expenditures in the U.K.

Loss from Operations. Loss from operations increased from $7,700,000 in 1998 to $13,626,000 in 1999, an increase of $5,926,000 or 77%. The increase was primarily due to an increase in costs in 1999 as compared with 1998 (mainly reflected in the fall in gross profit). As the Company moves to the next stage of development of its respective markets, it incurs a number of unique costs, including the market development costs of potatoes and corn, the latter including the expensing of the start-up costs of the new Darien Facility which was approved during the second quarter of 1999 for shipment of fresh produce under the "Green Giant(R) Fresh" brand name. The various costs associated with the development of the corn and potato businesses accounted for the majority of the losses incurred. The Company continues to look for ways to leverage the Company's infrastructure through the expansion of the Company's business, and management believes this leverage should increase further as sales continue to develop. Management believes that considerable commercial progress continues to be made and that the foundation for future sustainable growth has been considerably strengthened. The Company believes that this progress is evidenced by (i) the restructuring of the corn business, (ii) the alliance with Reser's in relation to the Company's potato business, (iii) the new business gained in the fourth quarter of 1999 in the U.K. for perforated produce packaging and (iv) the ongoing discussions related to, and development of, new products. However, because all development costs are expensed as they are incurred, together with the fact that such expense is necessarily incurred before the benefits of increased sales and improved margins can be seen, the Company's financial results do not yet reflect this activity.

Gain on sale of fixed assets. As noted in the Company's, consolidated financial statements, the Company completed a sale and leaseback of the land and building at its Spanish trading subsidiary, Fabbri, with an unrelated third party. The Company raised gross proceeds, before costs and taxes, of PTS800,000,000 (approximately $5,100,000). The Company expects to realize a total pretax profit of approximately $2,303,000 on this transaction. For financial reporting purposes, $279,000 of this total profit has been recognized in the current period. The remaining balance will be recognized over the eight year life of the associated leaseback. The tax on this profit can be deferred for up to 10 years under Spanish tax rules.

Accretion, Discount and Dividends on Preferred Stock. Accretion, discount and dividends on Preferred Stock decreased from $2,754,000 in 1998 to $1,203,000 in 1999, a decrease of $1,551,000. The decrease principally reflects the completion of the amortization of the beneficial conversion features of the Series D Stock and accretion of the fair value of warrants issued concurrently with the issuance of the Series D Stock. The 1999 charge principally reflects (i) the fair value of warrants granted in connection with the conversion of the remaining Series D Stock in 1999, and (ii) a provision representing a 4% per annum appreciation on the stated value of the Series D Stock then outstanding. All of the remaining Series D Stock was converted or redeemed during 1999.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Sales. Sales increased from $19,953,000 in 1997 to $32,978,000 in 1998, an increase of $13,024,000 or 65%. Sales of processing technologies and related activities increased from $3,035,000 in 1997 to $8,913,000 in 1998, an increase of $5,878,000 or 194%. Sales of U.S. packaging materials increased from $2,716,000 in 1997 to $3,318,000 in 1998, an increase of $602,000 or 22%. Sales of U.K. packaging materials fell from $13,570,000 in 1997 to $11,929,000 in 1998, a decrease of $1,641,000 or 12.1%. Sales of European packaging materials rose from $632,000 to $8,818,000, an increase of $8,186,000 or 1,295%.

The increase in sales of processing technologies and related activities was mainly due to the significant growth in the volume of fresh-cut corn sold through the Company's majority-owned affiliate, Newcorn. In an effort to secure a consistently available supply of raw material, the Company entered into supply agreements with a number of corn growers located in various regions throughout the U.S. and Mexico. As a result, 1998 was the first year in which the Company had a consistent supply of corn available for sale throughout the year. In light of increasing sales volume and capacity constraints and in an effort to provide capacity for future growth, Newcorn relocated its West Coast operations into the Camarillo Facility in the third quarter of 1998. In addition to significantly increasing Newcorn's processing capacity, management expects that the Camarillo Facility will enhance operating efficiencies. Newcorn has also constructed a new 35,000 square foot facility located in Darien, Wisconsin (the "Darien Facility") to further increase processing capacity. Management expects that this new facility will enable Newcorn to extend the geographic reach of its food products, with shipments from this new facility targeted principally at the Midwest and East Coast markets of the U.S.

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

The Company also experienced significant growth in the volume of fresh-cut potato products sold by its EPL Food Products, Inc. subsidiary under the "Green Giant(R) Fresh" brand name, with a number of new accounts gained during 1998. In an effort to leverage processing capabilities and operating efficiencies, the Company relocated its fresh-cut potato processing activities to the Camarillo Facility and received approval from Sholl to sell fresh-cut potato products processed at this facility under the "Green Giant(R) Fresh" brand in October 1998. The Company expects to have its fresh-cut potato products available in over 100 locations, based principally on the West Coast of the U.S. by June 1999.

The Company is continuing to focus on the sale and development of its processing technologies, particularly with respect to corn, potatoes and apples. In addition, the Company has obtained (i) U.S. patent protection for a processing-aid based technology designed to eliminate the use of ice in shipping boxes of processed broccoli, (ii) an exclusive license for patented technology developed in collaboration with Penn State University for use on freshly harvested mushrooms and (iii) U.S. patent protection for a processing-aid based technology designed to better maintain the quality and thus enhance the economic value of whole-peeled potatoes. Product testing continues on a number of other vegetables, and in some cases has been expanded or accelerated, and significant costs have been incurred to date that have yet to yield material revenues.

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

The sales of U.K. packaging materials decreased from $13,570,000 to $11,929,000, a fall of $1,641,000 or 12.1%. This decrease was principally attributable to a reduced level of sales to Pepsico, which fell by almost $1,300,000. Sales were also adversely impacted by pricing pressures in the U.K., together with a reduction in sales of film to the bakery industry. This impact, however, was offset by increased sales in other areas, as the Company continued the execution of its strategic objective to reduce its dependence on Pepsico and the bakery industry, both of which are lower margin areas of activity, and focus more on utilizing its proprietary perforating technology to move into new, higher value-added areas. The Company believes that its efforts to change product mix will provide a more stable foundation for sustainable and more profitable growth. During 1998 the Company's Respire(R) brand of breathable packaging for fresh produce was launched in the U.K. and has been successful in gaining new business. In addition, the Company's proprietary micro-perforating technology has enabled the Company to win new business in the area of cooked meat pastry products. Other applications are currently under development. This increased diversification in the U.K., together with increased sales for the Company as a whole, meant that in 1998 Pepsico accounted for approximately 15% of the Company's sales, compared with 32% in 1997.

Sales of European packaging materials increased from $632,000 in 1997 to $8,818,000, an increase of $8,186,000 or 1,295%. This increase was principally attributable to the inclusion of a full year of revenue from Fabbri, acquired in December 1997. Fabbri increased its sales by almost 20% over calendar 1997 levels, and the Company is targeting further expansion not only in Spain but in other European countries. In addition, Fabbri reduced its dependency on the citrus crop by increasing its sale of packaging materials used in fresh produce and other areas. The diversification is planned to continue, and in 1999 will include the launch of the Company's Respire(R) brand of breathable packaging for fresh produce into Europe. In addition, Fabbri is seeking to expand its limited revenue derived from South American countries through existing and new contacts.

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

The gross profit was impacted adversely by the cost of market development and sales support within both the corn and potato businesses. In addition, Newcorn at times was unable to process and sell on a profitable basis bulk corn that it had committed to purchase, which adversely impacted gross profit. Market development and sales support costs are expected to continue to be incurred in the future, although their adverse impact on gross profit is expected to diminish as sales volumes and operating efficiencies improve. The Company also expects that the relocation of Newcorn's West Coast operations and the Company's fresh-cut potato processing activities into the Camarillo Facility will both significantly increase processing capacity and enhance operating efficiencies.

Gross profit from period-to-period may also be impacted by pricing pressures on Newcorn's corn business primarily attributable to the extent to which bulk corn is available in regions where Newcorn's fresh-cut corn products are sold, which is largely a function of the timing of and variations in regional harvest yields. Newcorn enters into fixed price contracts for the supply of a portion of its bulk corn requirements, the aim of which is to ensure, where possible, adequate supplies of bulk corn of consistent quality at a known, fixed price. If market prices for bulk corn are constant or rise, Newcorn will benefit from such arrangement. However, if market prices fall, Newcorn may not be able to fully pass on all of its costs if it is unable to renegotiate contract prices. Management believes changes in prices of raw materials for its products have not had a material effect on the Company's results of operations to date; however, as the Company's business becomes more reliant upon sales of its processing aids and related activities, results of operations may be more susceptible to the effects of changing prices due to the pricing of certain kinds of produce, as well as ingredients used in the Company's processing aids.

Furthermore, Newcorn incurred considerable start-up costs relating to the Camarillo Facility while it was still operating its old facility. Incremental cost was also incurred in helping to bring the Darien Facility into operation. Management believes that this facility will make meaningful contributions to gross profit in the second half of 1999.

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

Research and Development Costs. Research and development costs increased from $1,203,000 in 1997 to $1,573,000 in 1998, an increase of $370,000 or 30.8%. This increase reflects increased costs of internal scientific activities related to sales efforts for large potential customers, principally related to mushrooms, potatoes and broccoli, together with perforated films, as well as external costs from the collaborative work undertaken with outside institutions. The Company continues to expense all development costs, whether product, market or sales related, in the year incurred, and thus costs are incurred prior to the benefits, if any, that may be expected to be realized from such expense. The Company expects that research and development costs will continue at no less than recent levels and may increase.

Depreciation and Amortization. Depreciation and amortization increased from $1,290,000 in 1997 to $1,719,000 in 1998, an increase of $429,000 or 33.3%. This increase is a result of the inclusion of a full year of expenses for Fabbri since its acquisition made in December 1997, plus capital expenditures during 1998. Amortization expense increased due to the acquisition of CMC and the admission into Newcorn of Twin Gardens, which occurred during the final quarter of 1997, as well as increased amortization of costs of patents and trademarks as more have been granted during 1998, offset in part by the completion at December 31, 1997 of the amortization of distribution rights.

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


YEAR 2000 COMPLIANCE

The term "year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and the performance of date-sensitive calculations by computers and other equipment as the year 2000 is approached and reached. During late 1998 and 1999, the Company adopted a written plan (the "EPL Y2K Plan") that outlined the actions the Company planned to take to identify and address year 2000 issues. The EPL Y2K Plan required each of the Company's business units to prepare a compliance plan (a "Unit Plan") that (i) summarized efforts taken to identify, prioritize and address year 2000 issues facing such business unit, (ii) estimated the extent to which these year 2000 issues have been addressed, and (iii) flagged foreseeable problems.

The EPL Y2K Plan called for each Unit Plan to identify, prioritize and address both "internal" year 2000 issues (those arising from such unit's computer hardware and software, embedded chips and unit practices with respect to date entry) and "external" year 2000 issues (those arising by virtue of material relationships with customers and suppliers that have year 2000 issues). The Company received and reviewed Unit Plans from each of its business units and completed its identification of year 2000 issues that might reasonably have had a material impact on the Company's operations. The Company completed development of its remediation plans for such material issues during the second quarter of 1999 and performed most of the required remediation during the third quarter of 1999. Early in the fourth quarter of 1999, the Company completed its already substantially performed identification and prioritization of, and communication with, critical suppliers, distributors and customers to determine the extent to which the Company might have been vulnerable to external year 2000 issues. While no material risks were identified, the Company developed contingency plans as noted below to address external parties' potential shortcomings.

The total cost of the Company's year 2000 project, excluding the cost of using internal resources, was approximately $100,000 and funded through operating cashflows. Of this total cost, approximately $30,000 was attributable to the purchase of new hardware and software and was capitalized in accordance with the Company's current policies, with the remaining $70,000 was expensed as incurred. Contingency plans to address possible business interruptions resulting from internal or external Year 2000 factors were in place by the end of November 1999. These contingency plans included stockpiling raw materials, increasing inventory levels, securing alternate sources of supply, scheduling non mission-critical activities during the first week of 2000, making contingency arrangements for funds transfer, establishing back-up means of communication and other measures.

As a result of the Company's internal efforts and preparation, together with that of our suppliers and customers, no business interruptions of any kind resulted from Year 2000 causes. The operations will continue to be reviewed in relation to the possibility of delayed effects that might arise.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had $588,000 in unrestricted cash and short term investments, compared with $1,345,000 at December 31, 1998, a decrease of $757,000. In addition, the Company has $395,000 of restricted cash - current and $511,000 of restricted cash - noncurrent. During the year ended December 31, 1999, $6,045,000 was used in operating activities. In addition, $3,476,000 was generated from investing activities, $4,889,000 from net proceeds from the sale of fixed assets (mainly representing the Spanish sale and leaseback transaction referred to above), net of purchase of fixed assets of $1,413,000. The decrease in cash used in operating activities of $1,107,000 in 1999 compared to 1998 reflects the increased loss in 1999 offset by increased non cash charges and depreciation and amortization in 1999, together with lower working capital. The latter item was principally due to an increase in accounts payable and other liabilities. Part of this increase was due to an increase in accounts payable at Newcorn, where the company has worked with its suppliers to move the business forward.

Total financing activities during 1999 provided net cash of $3,175,000, compared with net cash provided of $9,444,000 in 1998. In 1999, a net $899,000 of long term debt was repaid and $1,500,000 used to redeem part of the Series D Stock. This was offset by $1,977,000 of proceeds from the sale of common stock and exercise of previously issued stock options to purchase shares of Common Stock, together with $3,597,000 of new short term debt. Of the 1998 total, gross proceeds of $8,090,970 were raised in the Company's public offering completed in the second quarter of 1998. The balance came from a net increase in long term debt.

As of December 31, 1999 and 1998, the Company had drawn $644,700 and $665,500 respectively under its line of credit with the Bank of Scotland, entered into by its subsidiary, EPL Technologies (Europe) Limited, for up to $644,700, which bears interest of 2% over bank base rate (5.5% as of December 31, 1999). The Company also has a short-term line of credit with the Bank of Scotland in the amount of $1,611,700, which also bears interest of 2% over bank base rate. At December 31, 1999 and 1998, approximately $1,040,300 and $60,000 respectively, had been drawn under this facility. The lines of credit are collateralized by the assets of EPL Technologies (Europe) Limited and its subsidiaries. The debt agreements with the Bank of Scotland contain certain covenants applicable to the results of operations of these businesses that provide for maintenance of minimum asset levels and minimum earnings before interest and tax to external interest ratios. The Company was not in compliance with the latter covenant for the month of December 1999 only. Subsequently the Company has paid an additional administrative fee of $250 to the Bank of Scotland as a penalty for such noncompliance.

In addition, in July 1998 the Company, through its Spanish subsidiary, Fabbri, finalized with BankInter an unsecured line of credit for PTS275,000,000 ($1,656,600 at $1.00:PTS166). This facility was drawn in full as of December
31, 1998. The facility carried interest of 0.3% over the BankInter base rate. There were no covenants applicable to the facility. During the third quarter of 1999 this facility was repaid out of part of the proceeds of the sale and leaseback of the Spanish property. A new unsecured facility was then granted from BankInter in the amount of PTS100,000,000 ($602,400 at $1.00:PTS166) .
This facility carries interest of 1.0% over the BankInter base rate (2.85% as of December 31, 1999). The Company had drawn PTS55,000,000 ($331,300 at $1.00:
PTS166) on this facility as at December 31, 1999.

During the final quarter of 1999, the Company, through its subsidiary, EPL Flexible Packaging, Inc., was granted a short term credit facility of $100,000 with Old Second National Bank of Aurora. This facility is secured upon the inventory of EPL Flexible Packaging, Inc. and carries interest at a rate of 1.5% over the banks prime rate (8.25% as at December 31, 1999). There are no covenants applicable to this facility. As at December 31, 1999, $50,000 had been drawn under this facility.

At the end of the third quarter of 1998, Newcorn entered into two equipment financing loans with General Electric Capital Corporation ("GECC") and Santa Barbara Bank & Trust ("SBBT") secured by specifically identified capital assets. The GECC loan is for approximately $549,000, for a term of 48 months bearing interest at 10.25% per annum. The SBBT loan is for approximately $466,000, for a term of 48 months, payable in equal monthly installments, bearing interest at 10.5% per annum. At December 31, 1999, approximately $401,000 and $341,000 were outstanding under the GECC and SBBT loans, respectively.

In March 1999, Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company, on a short-term basis, a revolving credit facility in an amount of up to $500,000, which was increased to $1,000,000 in June 1999. At December 31, 1999, $377,400 was outstanding. The Company's obligations under this facility are unsecured and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum. The Company's Chairman has agreed to defer repayment of the remaining balance owed to him until the earlier of (i) such time as the Company and he agree a repayment date, or (ii) June 30, 2000. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by Mr. Devine in connection with advancing funds to the Company under this facility. See Item 13 - "Certain Relationships and Related Transactions."

In December 1999 two investment funds affiliated with the Company granted the Company a six months credit facility of $3,500,000, which amount was fully drawn as at December 31, 1999. The facility carries a stated interest at the rate of 10% per annum and is secured by a pledge of certain assets of the Company. In connection with this facility, the Company issued two million shares of Common Stock and issued a warrant to acquire 350,000 shares of Common Stock at an exercise price of $0.50 per share. See Item 13 - "Certain Relationships and Related Transactions."

In February and March 2000, the Company, in a series of transactions, borrowed from individual investors $3,275,000 for a period of 12 months. The loans, which are unsecured, carry interest at the rate of 10% per annum. In connection with these loans, the Company issued warrants to acquire a total of 1,637,500 shares of Common Stock at an exercise price of $1.00 per share.

At December 31, 1999, the Company had warrants outstanding and exercisable to purchase 4,173,857 shares of Common Stock at a weighted average price of $1.65 per share. In addition, at December 31, 1999, the Company had 1,897,625 options outstanding and exercisable to purchase shares of Common Stock at a weighted average price of $8.67 per share. See Note 11 to the Company's Consolidated Financial Statements. At December 31, 1999, there were no material commitments for capital expenditures.

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has incurred net losses of $7,187,000, $7,781,366 and $14,240,355 in 1997, 1998 and 1999, respectively, has an accumulated deficit of $50,894,608 and has negative working capital of $5,867,259 as of December 31, 1999. The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support the Company's cost structure. Historically, the Company's revenues have not been sufficient to fund the development of the Company's business, and thus it has had to finance its operating losses externally, principally through equity financing.

The factors described above have caused the Company's independent public accountants to include a going concern uncertainty paragraph in their audit report accompanying the Company's 1999 Consolidated Financial Statements. The paragraph states that the Company's recurring losses from operations, negative working capital and accumulated deficit raise substantial doubt about its ability to continue as a going concern and cautions that the financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

To address the current financial situation, the Company has undergone a number of operational improvements as well as made significant investments in development and marketing activities related to its various processing technology businesses and packaging businesses in 1999 and 1998, which the Company's management believes will improve cash flows from operations. The Company expects that the following, amongst others, should contribute to an improvement in the financial performance of the Company in the year 2000 and beyond, although there can be no assurance that such will in fact be the case:
(i) the restructuring of the corn portion of the processing aids business segment and the reduction in ongoing overheads of that operation, (ii) the agreement with Reser's for Reser's to process and supply EPL Food with all of EPL Food's fresh-cut potato requirements, (iii) the Company's completion subsequent to year end of the relocation of its potato processing equipment and production and shipment of fresh-cut potato products commenced from Reser's Pacso, Washington facility, (iv) further exploitation of the Company's processing technologies, as evidenced by the exclusive licensing arrangement with Monterey Mushrooms for mushrooms entered into subsequent to year-end, and
(v) further exploitation of the Company's perforating technologies, as evidenced by the new orders gained in produce packaging in the U.K. during the fourth quarter of 1999, together with the various applications development projects currently in progress.

At December 31, 1999 the Company had available borrowing facilities remaining in the US, the UK and Spain aggregating approximately $892,000. In addition, subsequent to the year-end the Company obtained a 12-month loan of $3,275,000 from individual investors (see Note 17 to the Consolidated Financial
Statements).   Such loan has a stated interest rate of 10% and required the
Company to issue the lender warrants to acquire 1.6 million shares of the Company's common stock. The Company will be required to seek additional and longer-term debt or equity financing to fund operating requirements in 2000 and repay and/or refinance existing short term debt. In this regard, the Company is currently exploring a number of options to raise additional capital over and above that mentioned above. The cost of such additional financing arrangements may not be acceptable to the Company and could result in significant dilution to the Company's existing shareholders. No assurances can be given that the Company will be successful in raising additional capital and failure to raise such capital, if needed, could have a material adverse effect on the Company's business, financial condition and results of operations.

FORWARD LOOKING STATEMENTS

Statements in the foregoing discussion that are not statements of historical fact and reflect the intent, belief or expectations of the Company and its management regarding the anticipated impact of events, circumstances and trends should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and actual results may vary materially from those projected in the forward-looking statements. Meaningful factors that might affect such results include, but are not limited to: a) the Company's needs for capital, including for acquisitions, which needs have been and, particularly in the short term, are expected to continue to be substantial, and its potential inability to obtain additional financing on satisfactory terms or in satisfactory amounts, b) the Company's product development and sales process, which is lengthy and resource intensive, c) the uncertainty of demand for, or the market acceptance of, the Company's products and services, d) the Company's limited resources and experience in marketing and selling its products and services, e)financial, personnel resources and production requirements and potential difficulties in cross-marketing and managing multiple product lines,
f) the Company's potential inability to identify and acquire acceptable acquisition targets, to the extent necessary to fulfill its expansion plans, and its potential inability to successfully integrate any such acquisitions into its operations, g) potential product obsolescence and short product life cycles, h) potential competition, particularly in the market for produce packaging, from companies with greater financial, management and other resources, i) the unpredictability and volatility of the market for agricultural products, j) changes in U.S. and foreign regulation, k) difficulty with research and development and sales and marketing activities regarding new and existing products, including extension of necessary time periods or increase in expense for product introduction and market penetration, l) potential difficulties in obtaining or protecting intellectual property rights or the infringement of proprietary or other rights of the Company by third parties, m) raw material availability and pricing, n) loss of services of key employees of the Company and o) delays in the Company's ability to bring into production new facilities or equipment, as well as other information contained in the Company's other filings with the Securities and Exchange Commission.


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

To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year and maturity for the Company's unsecured and secured lines of credit, equipment financing loans, notes payable and capital leases in effect at December 31, 1999. The information is presented in U.S. dollars, or where appropriate, U.S. dollar equivalents, which is the Company's reporting currency. The instruments' actual cash flows are denominated in U.S. dollars ($US), British pounds sterling and Spanish pesetas, as indicated in parentheses.

                                                     Principal Amount Maturing in
                                                     ----------------------------

                                      2000      2001      2002      2003            2004    Thereafter   Total          Fair value
                                      ----      ----      ----      ----            ----    ----------   -----          ----------
Long-term debt
Fixed Rate ($US)                     974,573   378,205   239,544   115,473         1,468          --    1,709,263       1,709,263
Average Interest Rate                   9.49%     9.78%    10.16%    10.16%          8.0%         --         --              --

Variable Rate (pounds sterling)      368,233   133,333   133,333    97,311          --            --      732,210         732,210
Variable Rate ($US)                  612,666   221,840   221,840   162,157          --            --    1,218,503       1,218,503
Average Interest Rate                   7.50%     8.25%     8.25%     8.25%         --            --         --              --

Variable Rate (Pesetas)           55,000,000      --        --        --            --            --   55,000,000      55,000,000
Variable Rate ($US)                  331,333      --        --        --            --            --      331,333         331,333
Average Interest Rate                   3.85%     --        --        --            --            --         --              --

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             PAGE
                                                                                                             ----
                                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT                                                                                   33

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999 AND 1998
     AND FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

CONSOLIDATED BALANCE SHEETS                                                                                    34

CONSOLIDATED STATEMENTS OF OPERATIONS                                                                          35

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                                                36

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                          37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                  38-56

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
   EPL Technologies, Inc.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of EPL Technologies, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EPL Technologies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations, negative working capital and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Philadelphia, Pennsylvania
April 7, 2000

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

                                                                                                  1999           1998
CURRENT ASSETS:
  Cash and cash equivalents                                                                      $587,589     $1,344,995
  Restricted cash - current                                                                       394,516
  Accounts receivable, net                                                                      5,808,740      6,419,712
  Inventories, net                                                                              4,168,209      4,275,490
  Deferred debt costs                                                                           1,427,094
  Prepaid expenses and other current assets                                                     1,125,021      1,462,663
                                                                                                ---------      ---------

           Total current assets                                                                13,511,169     13,502,860
                                                                                               ----------     ----------

PROPERTY AND EQUIPMENT, Net                                                                     8,862,422     11,724,648
                                                                                                ---------     ----------
INTANGIBLE ASSETS, Net:
  Patent and distribution rights, net of accumulated amortization of $2,013,660
    and $1,895,910 at December 31, 1999 and 1998                                                  783,535        901,285
  Goodwill, net of accumulated amortization of $1,415,326 and $959,212 at December 31,          2,493,793      2,921,061
    1999 and 1998
  Other intangibles, net of accumulated amortization of $191,708 and $155,194 at
    December 31, 1999 and 1998                                                                    145,448        181,964

Restricted cash - noncurrent                                                                      511,126        486,144
Other noncurrent assets                                                                           124,000         53,546
                                                                                                  -------         ------

           Total other assets                                                                   4,057,902      4,544,000
                                                                                                ---------      ---------

TOTAL ASSETS                                                                                  $26,431,493    $29,771,508
                                                                                              ===========    ===========

CURRENT LIABILITIES:
  Accounts payable                                                                             $9,645,801     $6,469,055
  Accrued expenses                                                                              1,872,363      1,210,129
  Other liabilities                                                                             1,704,707        705,029
  Deferred gain on sale-leaseback, current portion                                                359,985
  Short term revolving credit facilities with related parties, net of issue costs               3,877,000
  Current portion of long-term debt and short term credit facilities                            1,918,572        474,098
                                                                                                ---------        -------

           Total current liabilities                                                           19,378,428      8,858,311

LONG-TERM DEBT                                                                                  1,340,527      3,683,604
DEFERRED GAIN ON SALE-LEASEBACK, NONCURRENT PORTION                                             1,670,700
DEFERRED INCOME TAXES                                                                             191,196         77,964
                                                                                                  -------         ------

           Total liabilities                                                                   22,580,851     12,619,879
                                                                                               ----------     ----------

COMMITMENTS AND CONTINGENCIES (Note 13)

CONVERTIBLE SERIES D PREFERRED STOCK, $1,000 par value -
  authorized, 12,500 shares; issued and outstanding, 0 and 12,300 shares in 1999 and 1998                     12,846,586

STOCKHOLDERS' EQUITY:
  Convertible Series A Preferred Stock, $1.00 par value - authorized, 3,250,000 shares;
    issued and outstanding, 60,000 shares in 1999 and 1998                                         60,000         60,000
  Convertible Series C Preferred Stock, $.001 par value -
    authorized, 144,444 shares; issued and outstanding, no shares in 1999 and 1998
  Common Stock, $0.001 par value - authorized, 50,000,000 shares; issued, 30,776,228
    and outstanding, 30,565,618 and 11,510,964 shares in 1999 and 1998, respectively               30,776         11,511
  Additional paid-in capital                                                                   54,916,708     38,442,213
  Accumulated deficit                                                                        (50,094,608)   (34,651,720)
  Treasury stock, at cost                                                                       (138,160)
  Accumulated other comprehensive (loss) income                                                 (924,074)        443,039
                                                                                                ---------        -------

           Total stockholders' equity                                                           3,850,642      4,305,043
                                                                                                ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $26,431,493    $29,771,508
                                                                                              ===========    ===========

See notes to consolidated financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                 1999           1998          1997
SALES                                                                          $30,652,555    $32,977,537   $19,953,480
COST OF SALES                                                                   30,369,479     29,481,264    18,090,546
                                                                                ----------     ----------    ----------

  Gross Profit                                                                     283,076      3,496,273     1,862,934

OPERATING EXPENSES:
  Selling, general and administrative expenses                                   9,897,520      7,903,882     6,692,727
  Research and development costs                                                 1,870,105      1,572,825     1,202,645
  Depreciation and amortization                                                  2,141,347      1,719,442     1,289,758
                                                                                 ---------      ---------     ---------

LOSS FROM OPERATIONS                                                          (13,625,896)    (7,699,876)   (7,322,196)

OTHER EXPENSES (INCOME):
  Interest Expense, net                                                            819,800         25,345       122,025
  Gain on sale of fixed assets                                                   (284,570)
  Loss from unconsolidated affiliates                                               61,708         56,145
  Minority Interest                                                                                           (202,120)
                                                                                 ---------      ---------     ---------

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)                                      (14,222,834)    (7,781,366)   (7,242,101)

Income tax expense (benefit)                                                        17,521                     (55,043)
                                                                                 ---------      ---------     ---------

NET LOSS                                                                      (14,240,355)    (7,781,366)   (7,187,058)

Accretion, discount and dividends
  on preferred stock                                                             1,202,533      2,753,727     1,167,486
                                                                                 ---------      ---------     ---------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                                    $(15,442,888)  $(10,535,093)  $(8,354,544)
                                                                             =============  =============  ============

LOSS PER COMMON SHARE - basic and diluted                                          $(1.09)        $(0.99)       $(1.00)
                                                                                   =======        =======       =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - basic and diluted                  14,221,642     10,598,878     8,372,537
                                                                                ==========     ==========     =========

See notes to consolidated financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                          SERIES A             SERIES B           SERIES C
                                                 COMMON STOCK         PREFERRED STOCK       PREFERRED STOCK    PREFERRED STOCK
                                             --------------------- ----------------------- ------------------ ------------------
                                               NUMBER      AMOUNT    NUMBER     AMOUNT      NUMBER   AMOUNT    NUMBER   AMOUNT
BALANCE, DECEMBER 31, 1996                    7,765,600    $7,765   2,490,000  $2,490,000   531,915   $5,319
  Shares issued in private placement (net       168,750       169
of issuance costs)
  Preferred shares issued for cash:
    Series C preferred stock                                                                                    144,444   $144
    Series D preferred stock
    Accretion of Series C warrant value
    Accretion of Series D warrants,
discount, increase in stated value and
       issuance costs
    Discount on Series C preferred stock
    Exercise of options (net of costs)          410,250       410
    Conversion of preferred shares to           543,957       544   (417,000)   (417,000)  (531,915) (5,319)
common shares
    Exercise of warrants (net of costs)         119,425       120
    Shares issued for acquisitions               40,000        40
  Comprehensive loss

    Net loss

    Other comprehensive income (loss)
      Foreign currency adjustment


  Comprehensive loss
                                             ----------    ------   ---------  ----------   -------   -------   -------   ----

BALANCE, DECEMBER 31, 1997                    9,047,982     9,048   2,073,000   2,073,000                       144,444    144

  Shares issued in public offering (net of      809,097       809
issuance costs)
  Accretion of Series C warrant value
  Accretion of Series D warrants, discount,
increase in stated value and issuance costs
  Exercise of options (net of costs)            158,000       158
  Conversion of Series A and C preferred
shares to common shares                       1,414,222     1,414  (2,013,000)(2,013,000)                     (144,444)  (144)
  Conversion of Series D preferred stock to      48,088        48
common shares
  Exercise of warrants (net of costs)            33,575        34
  Comprehensive (loss) income

    Net loss

    Other comprehensive income (loss)
      Foreign currency adjustment


  Comprehensive loss
                                             ----------    ------   ---------  ----------   -------   -------   -------   ----

BALANCE, DECEMBER 31, 1998                   11,510,964    11,511      60,000      60,000

  Accretion of Series C warrant value
  Accretion of Series D stated value and
warrant value
  Exercise of options                            52,500        53
  Conversion of Series D preferred stock to  13,630,314    13,630
common shares
  Issuance of warrants to Series D Holders
  Contribution of shares by Series D Holders
  Forgiveness of dividends on Series D Stock
  Issuance of stock in private placement      3,582,450     3,582
(net of costs)
  Issuance of stock to lender                 2,000,000     2,000
  Issuance of Warrants to lender
  Issuance of Warrants to consultants in
lieu of compensation
  Comprehensive (loss) income

    Net loss

    Other comprehensive income (loss)
      Foreign currency adjustment


  Comprehensive loss

                                             ----------    ------      ------      ------   -------   -------   -------   ----
BALANCE, DECEMBER 31, 1999                   30,776,228    30,776      60,000      60,000
                                             ==========    ======      ======      ======   =======   =======   =======   ====

                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                               ADDITIONAL                                         COMPREHENSIVE      TOTAL
                                                PAID-IN     TREASURY COMPREHENSIVE ACCUMULATED        INCOME      STOCKHOLDERS'
                                                CAPITAL      STOCK        LOSS       DEFICIT          (LOSS)        EQUITY
BALANCE, DECEMBER 31, 1996                    $21,947,444                          $(16,283,464)   $251,413       $8,418,477

  Shares issued in private placement (net       1,246,672                                                          1,246,841
of issuance costs)
  Preferred shares issued for cash:
    Series C preferred stock                      622,549                                                            622,693
    Series D preferred stock                    1,943,569                                                          1,943,569
    Accretion of Series C warrant value            19,833                              (19,833)
    Accretion of Series D warrants,
discount, increase in stated value
       and issuance costs                                                             (644,377)                     (644,377)

    Discount on Series C preferred stock           72,222                              (72,222)
    Exercise of options (net of costs)          1,489,557                                                          1,489,967
    Conversion of preferred shares to             421,775
common shares
    Exercise of warrants (net of costs)           369,180                                                            369,300
    Shares issued for acquisitions                564,960                                                            565,000
  Comprehensive loss

    Net loss                                                          $(7,187,058)  (7,187,058)                   (7,187,058)

    Other comprehensive income (loss)
      Foreign currency adjustment                                        (208,986)                (208,986)     (208,986)
                                               ----------   ---------    --------- ------------   ---------     ---------

  Comprehensive loss                                                  $(7,396,044)
                                                                      ============
BALANCE, DECEMBER 31, 1997                     28,697,761                          (24,206,954)      42,427     6,615,426

  Shares issued in public offering (net of      6,622,813                                                       6,623,622
issuance costs)
  Accretion of Series C warrant value              40,000                              (40,000)
  Accretion of Series D warrants, discount,
     increase in stated value and issuance
     costs                                                                          (2,623,400)               (2,623,400)
  Exercise of options (net of costs)              794,949                                                         795,107
  Conversion of Series A and C preferred
shares to common shares                         2,011,730
  Conversion of Series D preferred stock to       208,435                                                         208,483
common shares
  Exercise of warrants (net of costs)              66,525                                                          66,559
  Comprehensive (loss) income

    Net loss                                                           (7,781,366)  (7,781,366)               (7,781,366)

    Other comprehensive income (loss)
      Foreign currency adjustment                                          400,612                  400,612       400,612
                                                                           -------

  Comprehensive loss                                                   (7,380,754)

BALANCE, DECEMBER 31, 1998                     38,442,213                          (34,651,720)     443,039     4,305,043

  Accretion of Series C warrant value              40,000                              (40,000)
  Accretion of Series D stated value and                                              (367,286)                 (367,286)
warrant value
  Exercise of options                             158,697                                                         158,750
  Conversion of Series D preferred stock to    11,575,475                                                      11,589,105
common shares
  Issuance of warrants to Series D Holders        795,247                             (795,247)
  Contribution of shares by Series D Holders      138,160   (138,160)
  Forgiveness of dividends on Series D Stock      124,767                                                         124,767
  Issuance of stock in private placement        1,814,347                                                       1,817,929
(net of costs)
  Issuance of stock to lender                   1,186,000                                                       1,188,000
  Issuance of Warrants to lender                  161,000                                                         161,000
  Issuance of Warrants to consultants in          480,802                                                         480,802
lieu of compensation
  Comprehensive (loss) income

    Net loss                                                          (14,240,355) (14,240,355)               (14,240,355)

    Other comprehensive income (loss)
      Foreign currency adjustment                                      (1,367,113)                (1,367,113) (1,367,113)
                                                                       -----------

  Comprehensive loss                                                  (15,607,468)
                                               ----------   --------- ============ ------------   ---------     ---------
BALANCE, DECEMBER 31, 1999                     54,916,708   (138,160)              (50,094,608)   (924,074)     3,850,642
                                               ==========   =========              ============   =========     =========

See notes to consolidated financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                  1999          1998          1997
OPERATING ACTIVITIES:
  Net loss                                                                     $(14,240,355)  $(7,781,366)  $(7,187,058)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Expenses paid with warrants for common stock                                  480,802
      Amortization of debt issue costs                                              277,815
      Depreciation and amortization                                               2,141,347     1,719,442     1,289,758
      Provision for inventory obsolescence                                          103,205
      Minority interest and gain on sale of fixed assets                           (284,570)      (44,835)     (189,954)
      Equity loss                                                                    61,708        56,145
      Changes in assets and liabilities, net of effects from acquisitions of businesses, which (used) provided cash:
          Restricted cash - current                                               (394,516)
          Accounts receivable                                                       610,972   (1,037,587)       218,752
          Due from related parties                                                                               34,101
          Inventories                                                                 4,076     (864,277)        36,617
          Prepaid expenses and other current assets                                 337,642     (455,703)     (274,905)
          Other noncurrent assets                                                  (70,454)
          Accounts payable                                                        3,176,746     1,730,686       529,792
          Accrued expenses                                                          662,234        62,532     (405,749)
          Deferred tax liability                                                    113,232
          Restricted cash - noncurrent                                             (24,982)     (486,144)
          Other liabilities                                                         999,678      (50,625)        27,900
                                                                                    -------      --------        ------

           Net cash used in operating activities                                (6,045,420)   (7,151,732)   (5,920,746)
                                                                                -----------   -----------   -----------

INVESTING ACTIVITIES:
  Property and equipment acquired                                               (1,412,858)   (5,062,696)   (1,036,638)
  Net proceeds from sale of fixed assets                                          4,889,000        59,546        36,822
  Acquisition of businesses and contingent payments, net of cash acquired                        (75,000)   (7,330,279)
  Cost of patent acquired                                                                        (29,363)       (4,157)
                                                                                  ---------      --------       -------

           Net cash provided by (used in) investing activities                    3,476,142   (5,107,513)   (8,334,252)
                                                                                  ---------   -----------   -----------
FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                                  3,443,666     1,800,410
  Proceeds from short term lines of credit                                        3,597,000
  Net payment of long-term debt                                                   (898,603)   (1,533,562)   (1,429,377)
  Proceeds from sale of common stock/warrants/options                             1,976,679     7,533,517     3,671,110
  Redemption of Series D Stock                                                  (1,500,000)
  Proceeds from sale of preferred stock                                                                      12,539,230
                                                                                -----------     ---------    ----------

           Net cash provided by financing activities                              3,175,076     9,443,621    16,581,373
                                                                                  ---------     ---------    ----------

EFFECT OF EXCHANGE RATE CHANGE ON CASH                                          (1,363,204)       403,663     (208,986)
                                                                                -----------       -------     ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (757,406)   (2,411,961)     2,117,389

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      1,344,995     3,756,956     1,639,567
                                                                                  ---------     ---------     ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                             $587,589    $1,344,995    $3,756,956
                                                                                   ========    ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during year for:
      Interest                                                                     $149,487      $186,084      $195,857
      Income taxes                                                                   33,815        36,173        23,951

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Accretion of warrants, discount, increase in stated value and
    issuance costs related to preferred stock                                    $1,202,533    $2,663,400      $736,432
  Issuance of common stock for:
    Acquisition of subsidiary                                                                                   565,000
    Exchange for debt issue costs                                                 1,188,000
    Conversion of preferred shares to common shares                              11,589,105       208,483       422,319
  Issuance of warrants to lender                                                    161,000
  Contribution of treasury stock and forgiveness of dividend on Series D           $262,927
  Preferred Stock

See notes to consolidated financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A. ORGANIZATION - EPL Technologies, Inc. and subsidiaries (the "Company") is engaged in the development, manufacture and marketing of proprietary food processing aid technologies (primarily through its EPL Food Products Inc., EPL Produce Technologies, Inc. and NewCornCo, LLC subsidiaries), packaging technologies (primarily through its EPL Flexible Packaging, Inc., EPL Flexible Packaging Ltd. and Fabbri Artes Graficas Valencia, S.A. subsidiaries) and related scientific and technical services that facilitate the maintenance of the quality and integrity of fresh produce (primarily through its California Microbiological Consulting, Inc. and Pure Produce, Inc. subsidiaries).

      B. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of EPL Technologies, Inc. and its majority and wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements include the operations of NewCornCo, LLC, an entity 51% owned by the Company. Since the equity of the minority owners has been reduced to zero, the Company is recording 100% of NewCornCo, LLC's losses until such time as NewCornCo LLC achieves a profitable level.

      C. CASH AND CASH EQUIVALENTS - The Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

      D. ACCOUNTS RECEIVABLE - Accounts receivable are shown net of allowance for doubtful accounts of $1,217,477 and $545,898 as of December 31, 1999 and 1998, respectively.

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

      G. RESTRICTED CASH - Restricted cash is primarily invested in certificates of deposit which mature within one year and are principally used as security for equipment financing and escrow requirements (see Note 13). The classification of these securities is determined based on the expected term of the collateral requirements and not necessarily the maturity date of the underlying securities.

      H.    OTHER ASSETS -

            Goodwill - Goodwill related to the acquisition of certain
                  subsidiaries is being amortized on a straight-line basis over 10 years.

            Patents and Distribution Rights - Costs related to acquired patents are being amortized on a straight-line basis over the life of the patent. Costs related to internally-developed patents are generally expensed as incurred. Distribution rights were amortized on a straight-line basis over the ten-year life of the distribution rights agreement. Distribution rights were fully amortized at December 31, 1998.

            Other Intangibles - Other intangibles which consist of trademarks, formulations and non-compete agreements are being amortized on a straight-line basis over 5 to 10 years.

            Total amortization expense related to intangible assets was $610,378, $549,823 and $670,309 for the years ended December 31,
            1999, 1998 and 1997, respectively.

      I. INCOME TAXES - The Company has adopted the provisions of Financial Accounting Standards Board ("FASB") Statement No. 109, Accounting for Income Taxes (SFAS No. 109). SFAS No. 109 requires that deferred income taxes reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial report amounts using the enacted marginal rate in effect for the year in which the differences are expected to reverse.

      J. REVENUE RECOGNITION - Revenues are recognized either at the time of shipment to customers or, for inventory held at customers' facilities, at the time the product is utilized in the customers' processing operations.

      K. FOREIGN CURRENCY TRANSLATION ADJUSTMENT - The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the current exchange rate at the balance sheet date. Income statement amounts have been translated using the average rate for the year. The profit or loss resulting from the change in exchange rates has been reported separately as other comprehensive income or loss.

      L. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY - The Company holds a 50% interest in its unconsolidated subsidiary, Freshcorn LLC ("Freshcorn"). This investment is accounted for under the equity method as the Company does not maintain control of Freshcorn. The Company's share of Freshcorn's losses for the years ended December 31, 1999 and 1998 was $61,708 and $56,145, respectively. The
            Company's equity in the accumulated deficit of Freshcorn, $117,853, is included in other liabilities on the Company's balance sheet.

      M. RECLASSIFICATIONS - Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements in order to conform with the 1999 presentation.

      N. USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      O. LONG LIVED ASSETS - The Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment is recognized when the net carrying value of the long-lived asset exceeds the estimated future undiscounted cash flows related to such asset. Measurement of the amount of impairment, if any, is based upon the difference between the carrying value and estimated fair value.

      P. STOCK-BASED COMPENSATION - The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. See Note 11 for pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense.

      Q. NEW ACCOUNTING PRONOUNCEMENTS - In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-up Activities. This SOP provides guidance on the financial reporting of start-up costs and organizational costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this SOP on January 1, 1999. The adoption of this SOP did not have a material impact on its consolidated financial position or results of operations.

            In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those statements at fair value. This statement, as amended, is effective for fiscal years beginning after June 15, 2000, although early adoption is encouraged. The Company has not yet determined the impact SFAS No. 133 will have on its consolidated financial position or results of operations.

2.    OPERATIONS

      The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has incurred net losses of $7,187,000, $7,781,366 and $14,240,355 in 1997,
      1998 and 1999, respectively, has an accumulated deficit of $50,894,608 and has negative working capital of $5,867,259 as of December 31, 1999. The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support the Company's cost structure. Historically, the Company's revenues have not been sufficient to fund the development of the Company's business, and thus it has had to finance its operating losses externally, principally through equity financing.

      These factors indicate that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

      The Company has undergone a number of operational improvements as well as made significant investments in development and marketing activities related to its various processing technology businesses and packaging businesses in 1999 and 1998, which the Company's management believes will improve cash flows from operations. The Company expects that the following, amongst others, should contribute to an improvement in the financial performance of the Company in the year 2000 and beyond, although there can be no assurance that such will in fact be the case : (i) the restructuring of the corn business and the reduction in ongoing overheads of that business, (ii) the agreement with Reser's for Reser's to process and supply EPL Food with all of EPL Food's fresh-cut potato requirements,
      (iii) the Company's completion subsequent to year-end of the relocation of its potato processing equipment and production and shipment of fresh-cut potato products commenced from Reser's Pacso, Washington facility, (iv) further exploitation of the Company's processing technologies, as evidenced by the agreement with Farmington for apples and, subsequent to the year end, the exclusive licensing arrangement with Monterey Mushrooms for mushrooms, and (v) further exploitation of the Company's perforating technologies, as evidenced by the new orders gained in produce packaging in the U.K. during the fourth quarter of 1999, together with the various applications development projects currently in progress. The Company's ability to operate beyond the immediate future is dependent upon its ability to achieve levels of revenues to support the Company's cost structure, maintain adequate financing and generate sufficient cash flows from operations to meet its operating needs. However, no assurance can be given that the Company will be successful in its efforts to implement its plans and achieve a level of profitability.


3.    INVENTORIES

      Inventories consisted of the following:

                                             DECEMBER 31,
                                  --------------------------------
                                        1999              1998
Raw materials and supplies           $2,263,334        $2,594,370
Finished goods                        1,904,875         1,681,120
                                      ---------         ---------
                                     $4,168,209        $4,275,490
                                      =========         =========

4.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                                           DECEMBER 31,
                                               ----------------------------------
                                                     1999               1998
Production and laboratory equipment               $8,384,464          $7,298,084
Buildings                                            865,921           3,876,452
Machinery and office equipment                       611,728             413,357
Leasehold improvements                             2,290,512           2,169,413
Motor vehicles                                        90,653              63,855
                                                      ------              ------

    Total property and equipment                  12,243,278          13,821,161
Accumulated depreciation and amortization        (3,380,856)         (2,096,513)
                                                 -----------         -----------

Property and equipment, net                       $8,862,422         $11,724,648
                                                  ==========         ===========

      Depreciation expense was $1,530,969, $1,169,619, and $619,449 for the years ended December 31, 1999, 1998 and 1997, respectively.

      During 1999, the Company completed a sale and leaseback of the land and building at its Spanish trading subsidiary, Fabbri, with an unrelated third party. The Company raised gross proceeds, before costs and taxes, of PTS800,000,000 (approximately $5,100,000). The Company expects to recognize a total pretax profit of approximately $2,303,000 on this transaction. For financial reporting purposes, $279,000 of this total profit has been recognized in the current period. The remaining balance will be recognized over the eight year life of the associated leaseback. Future lease payments under the sale leaseback transaction are approximately $412,000 per year for the lease term of eight years. The tax on this profit can be deferred for up to 10 years under Spanish tax rules.


5.    ACQUISITIONS

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



6.    INCOME TAXES

      The components of loss before income taxes for the year 1999, 1998 and 1997 were taxed under the following jurisdictions:

                       1999                  1998                1997
Domestic           $(14,041,549)         $(7,677,762)        $(6,705,322)
Foreign                (181,285)            (103,604)           (536,779)
                       ---------            ---------           ---------
    Total          $(14,222,834)         $(7,781,366)        $(7,242,101)
                   =============         ============        ============


      The provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 consists of the following:

                                                        1999         1998        1997
Deferred foreign income tax expense (benefit)        $ 113,232    $            $ (55,043)
Current foreign income tax expense (benefit)           (95,711)
                                                     ---------    ---------    ---------
  Total income tax expense (benefit)                 $  17,521    $            $ (55,043)
                                                     =========    =========    =========


      There was no federal or state benefit provided for domestic losses as a 100% valuation allowance was recorded based on management's assessment that realization was not likely. In addition, there was no foreign benefit provided for certain foreign losses as a 100% valuation allowance was recorded based on management's assessment that realization was not likely.

      Income tax expense (benefit) was different from the amounts computed by applying the statutory federal income tax rate to the loss before income taxes due to the following:

                                                           1999         1998         1997
Federal income tax (benefit) at U.S. statutory rate        (34%)        (34%)        (34%)
Reduction in income tax benefit resulting from:
  Federal losses not benefited                              33%          23%          28%
  Other                                                      1%          11%           5%
                                                           ---          ---          ---
Tax benefit                                                  0%           0%          (1)%
                                                           ===          ===          ===


      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and is a summary of the significant components of the Company's deferred federal tax assets and liabilities:

                                           1999               1998
Deferred Tax Asset:
  Other assets                             $389,872          $79,653
  Foreign assets                                             194,118
  Operating loss carryforwards           13,123,050        8,450,080
                                         ----------        ---------
  Gross deferred tax asset               13,512,922        8,723,851
  Valuation allowance                   (13,512,922)      (8,645,197)
                                       ------------      -----------

           Deferred tax asset                                 78,654
                                       ------------           ------

Deferred Tax Liability:
  Fixed assets                               30,153           60,622
  Foreign liability                         161,043           95,996
                                            -------           ------

  Deferred tax liability                    191,196          156,618
                                            -------          -------

Net deferred tax liability                 $191,196          $77,964
                                           ========          =======

      For income tax reporting purposes, the Company has net operating loss carryforwards of $38,597,206 which will expire between 2003 and 2014.

7.       DEBT

      As of December 31, 1999 and 1998, debt includes the following:

                                                                     DECEMBER 31,
                                                          --------------------------------
                                                                 1999              1998
Unsecured line of credit                                       $331,333        $1,940,775
Secured lines of credit                                       1,734,984           725,146
Equipment financing loans                                       741,734           955,088
Notes payable                                                   119,329           229,948
Capital leases                                                  331,719           306,745
                                                                -------           -------

                                                              3,259,099         4,157,702
Less current portion and short term credit facilities         1,918,572           474,098
                                                              ---------           -------
Long-term debt                                               $1,340,527        $3,683,604
                                                             ==========        ==========


      As of December 31, 1999 and 1998, the Company had outstanding approximately $644,700 and $665,500, respectively, under its long term line of credit with the Bank of Scotland, entered into by its subsidiary, EPL Technologies (Europe) Limited, for up to $644,700, which bears interest of 2% over bank base rate (5.5% as of December 31, 1999). The Company also has a short-term line of credit with the Bank of Scotland in the amount of $1,611,700, which also bears interest of 2% over bank base rate. At December 31, 1999 and 1998, $1,040,304 and $59,626, respectively, was outstanding under this facility. The lines of credit are collateralized by the assets of EPL Technologies (Europe) Limited and its subsidiaries. The debt agreements with the Bank of Scotland contain certain covenants applicable to the results of operations of these businesses that provide for maintenance of minimum asset levels and minimum earnings before interest and tax to external interest ratios. The Company was not in compliance with the latter covenant for the month of December 1999 only. Subsequently, the Company has paid an administrative fee of approximately $250 to the Bank of Scotland as a penalty for such noncompliance.

      In addition, in July 1998 the Company, through its Spanish subsidiary, Fabbri, finalized with BankInter an unsecured line of credit for PTS275,000 ($1,656,600 at $1.00:PTS166 at December 31, 1999). This
      facility was drawn in full as of December 31, 1998. The facility carried interest of 0.3% over the BankInter base rate. There were no covenants applicable to this facility. During the third quarter of 1999 this facility was repaid out of part of the proceeds of the sale and leaseback of the Spanish property referred to below. A new unsecured facility was then granted from BankInter in the amount of PTS100,000,000 ($602,400 at $1.00:PTS166 at December 31, 1999). This facility carries interest of 1.0% over the BankInter base rate (2.85% as of December 31, 1999 at December 31, 1999). The Company had drawn PTS55,000,000 ($331,300 at $1.00:PTS166 at December 31, 1999) on this facility as of December 31, 1999.

      During the final quarter of 1999, the Company, through its subsidiary, EPL Flexible Packaging, Inc., was granted a short term credit facility of $100,000 with Old Second

      National Bank of Aurora. This facility is secured upon the inventory of EPL Flexible Packaging, Inc. and carries interest at a rate of 1.5% over the banks prime rate (8.25% as at December 31, 1999). There are no covenants applicable to this facility. As at December 31, 1999, $50,000 had been drawn under this facility.

      In 1998, NewCornCo, LLC entered into two equipment financing loans with General Electric Capital Corporation ("GECC") and Santa Barbara Bank & Trust (SBB&T) secured by specifically identified capital assets. The GECC loan is for $549,032 for a term of 48 months bearing interest at 10.34% per annum. The SBB&T loan is for $465,977 for a term of 48 months payable in equal monthly installments bearing interest at 10.5% per annum. At December 31, 1999, $401,053 and $340,681 were outstanding on the GECC and SBB&T loans, respectively.

      Notes payable at December 31, 1999 and 1998 relate primarily to a financing arrangement related to an insurance policy.

      Other debt relates to capital leases that bear interest at rates from 8.0% through 10.5%, with varying monthly principal and interest payments.

      At December 31, 1999, aggregate annual maturities of debt (including short term lines of credit) were as follows:

YEAR ENDING DECEMBER 31,

2000                                                          $1,918,572
2001                                                             600,045
2002                                                             461,384
2003                                                             277,630
2004                                                               1,468
                                                                   -----
                                                              $3,259,099
                                                              ==========

8.    CREDIT FACILITIES WITH RELATED PARTIES


                                                    DECEMBER 31,
                                                       1999
                                                 -----------------
Revolving credit facility with CEO                       $377,000
Revolving credit facility with stockholders             3,500,000
                                                       ----------
  Total                                                $3,877,000
                                                       ==========

      In March 1999, Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company, on a short-term basis, a revolving credit facility in an amount of up to $500,000, which was increased to $1,000,000 in June 1999. At December 31, 1999, $377,000 was
      outstanding. The Company's obligations under this facility are unsecured and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum. The Company's Chairman has agreed to defer repayment of the remaining balance owed to him until the earlier of (i) such time as the Company and he agree to a repayment date, or (ii) June 30, 2000. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by Mr. Devine in connection with advancing funds to the Company under this facility.

      In December 1999, an institutional investor and a related party to such investor granted the Company a credit facility of $3,500,000, which amount was fully drawn as at December 31, 1999. The facility, which is secured by a pledge of certain assets of the Company, carries interest at the rate of 10% per annum and is repayable in June 2000. In connection with obtaining this facility, the Company paid debt issuance costs totaling approximately $356,000, issued 2,000,000 shares of common stock valued based on the market price on the date of issuance at $1,188,000 and issued 350,000 warrants to purchase the Company's common stock, valued at approximately $161,000. These costs have been recorded as deferred debt costs and are being amortized into interest expense over the six month term of the facility. The effective interest rate of this facility, after including all of the debt issue costs including the value of the stock and warrants issued, is approximately, 107%.


9.    CONVERTIBLE PREFERRED STOCK

      The Series A Preferred Stock, (the "Series A Stock") which has been issued up to its authorized limit of 3,250,000, was issued at a price of $1.00 per share with each share of Series A Stock carrying the option to convert into common shares at a rate of $1.50 per share. The Series A Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series A Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares ($1.50 per share) at the Company's option (dividends in arrears at December 31, 1999 and 1998 totaled $1,420,692 and $1,414,692, respectively.) No shares of Series A Stock were converted during 1999. In addition, 20% of the common stock conversion option carries detachable warrants at a price of $2.00 per warrant. During 1998 and 1997, 33,575 and 54,200 warrants were exercised, respectively, leaving no such warrants unexercised at December 31, 1999 and 1998.

      On July 23, 1996, the Company issued 531,915 of these shares, designated as Series B Convertible Preferred Stock (the "Series B Stock") at an aggregate consideration of $2,500,000 to two existing institutional investors in the Company. The Series B Stock contains the option to convert into such number of shares of common stock as is determined by dividing $4.70 by the conversion price (as defined in the documentation for the Series B stock) in effect at the time of conversion for each share of Series B stock. The extent of the beneficial conversion feature, representing the difference between, the $9.40 conversion price and the prevailing market price of the common stock at the date of issuance, a total of $625,000, was immediately accreted upon issuance. During 1997, the shareholders of the Series B Stock elected to fully exercise their right of conversion into common stock and thus there were no shares of Series B Stock outstanding at December 31, 1999 or 1998.

      During 1997, the Company received gross proceeds of $1.0 million, before deducting associated costs of approximately $42,000, from an existing institutional stockholder in connection with a private offering of common and Board Designated Preferred Stock. This resulted in the issuance of 43,750 shares of common stock, together with 144,444 shares of Board Designated Preferred Stock-designated Series C Convertible Preferred Stock (the "Series C Stock"). The Series C Stock carries the option to convert into such number of shares of Common stock as is determined by dividing $4.50 by the conversion price (as defined in the documentation for the Series C Stock), in effect at the time of conversion for each share of Series C stock. The extent of the beneficial conversion feature, representing the difference between the $9.00 conversion price and the prevailing market price of the common stock at the date of issuance, a total of $72,222, was accreted immediately upon issuance. The Series C Stock carries a dividend rate of 10% per annum, payable in cash and/or shares at the Company's option. Dividends in arrears on the Series C Stock at December 31, 1999 and 1998 totaled $49,239. In connection with the issuance of the Series C Stock, the Company issued warrants to purchase 30,993 shares of the Company's common stock at an exercise price of $10.00 per share. The value of these warrants is being accreted over the estimated lives of these warrants (5 years). During 1998, the shareholders of the Series C Stock elected to fully exercise their right of conversion into common stock and thus, there were no shares of Series C Stock outstanding at December 31, 1999 and 1998.

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

      The terms of the Series D Stock Agreement limit the number of shares the Series D stock is convertible into to 19.99% of the Company's outstanding common stock at the conversion date without obtaining the approval of the Company's common stockholders. At such conversion date, any additional shares presented for conversion must be redeemed by the Company.

      The Series D Stock carried the option to convert into shares of common stock at a variable rate, based on the stated value ($1,000) divided by 94% of the prevailing market price at the time of conversion, as calculated based on the lowest five-day average closing bid price per share of common stock during a specified period of time, and subject to certain limitations. The extent of the beneficial ownership feature, representing the 6% discount from the market price at the conversion date, a total of $800,000, was accreted over the earliest period after which all such shares are convertible, or nine months (the "Conversion Period"). In addition, the Series D Stock agreement contains a provision whereby the stated value of the Series D Stock is to increase by 4% per annum, accruing from the date of issuance until conversion. In connection with the issuance of the Series D Stock, the Company issued 201,614 warrants to purchase the Company's common stock at an exercise price of 130% of the closing price on the issuance date (i.e., $20.16 per share). The fair value of these warrants ($1,200,000) was accreted over the Conversion Period of the Series D Stock. The accretion of the warrant value and the value ascribed to the beneficial conversion feature was complete as of December 31, 1998.

      During 1999, shareholders of 10,800 shares of the Series D stock elected to exercise their right of conversion into common stock. In connection with the conversion of 1,324 of these shares of the Series D Stock, the Company granted certain Series D shareholders warrants to purchase 1,571,429 shares of common stock at exercise prices of $0.52 and $0.66 per share to induce conversion. These warrants are immediately vested and expire in 2004. The value of these warrants, $795,247, has been recorded as a return to the Series D shareholders. In connection with these conversions, the shareholders received common stock based only on the stated value of the Series D Stock held. The 210,610 shares of common stock issuable as a result of the appreciated value of the Series D Stock (the "Premium Shares") were contributed back to the Company and have been accounted for as Treasury Stock at the market value of the Company's stock at the date of the conversion.

      Also in 1999, holders of the remaining 1,500 shares of Series D Stock redeemed their shares to the Company for a cash payment of $1,500,000, the stated value of the shares redeemed. The additional value of the redeemed shares based on the 4% appreciation factor, $124,767, has been recorded as additional paid-in capital. There were no shares of Series D Stock outstanding at December 31, 1999.

10.   COMMON STOCK

      During 1999, the Company issued a total of 19,265,264 shares of common stock. A total of 13,630,314 shares were issued upon the conversion of 10,800 shares of Series D Stock, of which 210,610 shares, with a market value of $138,130 were subsequently contributed back to the Company to be held as treasury stock. A total of 2,901,354 shares were issued in private placements to raise gross proceeds of $1,500,000, which were used in full to redeem the remaining 1,500 shares of Series D Stock (see Note 9). An additional 52,500 shares were issued in connection with the exercise of previously issued options, resulting in net proceeds to the Company of approximately $158,750. A total of 2,000,000 shares, valued at $1,188,000, were issued in connection with a loan received from two institutional investors. A further 681,096 shares were issued in connection with a private placement, resulting in net proceeds to the Company of approximately $330,000. Total issuance costs related to these issuances of stock amounted to approximately $12,000.

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

      During 1999, the Company granted 750,000 warrants and 50,000 options to consultants in lieu of cash compensation for advisory services provided. The value of these options and warrants, $481,000, has been recorded as selling, general and administrative expenses in the Company's statement of operations. At December 31, 1999, the Company had warrants outstanding to purchase 4,173,857 shares of common stock at an average price of $1.65 per share. In addition, the Company had options outstanding for the issuance of 1,897,625 shares of common stock at an average price of $8.67 per share (see Note 11).

11.   STOCK OPTION PLANS

      The 1994 Stock Incentive Plan (the "1994 Plan") originally provided for up to 750,000 shares of unissued common stock to be made available for the granting of options. This was approved by stockholders on July 21, 1994. On July 22, 1996, stockholders approved an increase in the number of shares available for the granting of options under the 1994 Plan to 1,500,000. On July 21, 1997, the stockholders approved another amendment to the 1994 Plan, which increased the number of shares of common stock reserved for issuance under the 1994 Plan to 2,250,000. The 1994 Plan provided that no options could be granted under it after May 4, 1999, and thus no options were available for grant under the 1994 Plan as of December 31, 1999.

      The Company's 1998 Stock Incentive Plan, as amended and restated (the "1998 Plan"), was adopted by the Company's shareholders on September 29, 1998. Under the 1998 Plan, 850,000 shares of common stock are reserved for issuance.

      The 1998 Plan provides for options to be granted with exercise prices at or in excess of the market value of the Company's stock at the date of grant. Such options are generally immediately vested and have terms of 5 years.

      Combined information regarding these plans is as follows:

                                                                           WEIGHTED
                                                                            AVERAGE
                                                            SHARES         EXERCISE
                                                         UNDER OPTION        PRICE

Outstanding and Exercisable at December 31, 1996            1,647,750         $6.02

Activity for the Year Ended December 31, 1997:
  Granted                                                     520,625         13.56
  Exercised                                                 (410,250)          3.68
                                                            ---------

Outstanding and Exercisable at December 31, 1997            1,758,125          8.92

Activity for the Year Ended December 31, 1998:
  Granted                                                     396,625          8.61
  Exercised                                                 (158,000)          5.05
                                                            ---------

Outstanding and Exercisable at December 31, 1998            1,996,750          9.17
                                                            ---------

Activity for the Year Ended December 31, 1999:
  Granted                                                     298,125          4.26
  Exercised                                                  (52,500)          3.02
  Expired                                                   (344,750)          8.62
                                                            ---------

Outstanding and Exercisable at December 31, 1999            1,897,625         $8.67
                                                            =========


      These options expire between April 15, 2000 and May 3, 2004.

      The following table summarizes information about the Company's stock options outstanding at December 31, 1999:

                          NUMBER                 WEIGHTED        WEIGHTED
    RANGE OF            OUTSTANDING              AVERAGE          AVERAGE
    EXERCISE                AT                  REMAINING        EXERCISE
    PRICES           DECEMBER 31, 1999       CONTRACTUAL LIFE      PRICE
$0.69 - $4.50              425,125              2.3 years        $   3.68
$4.61 - $8.00              524,250                    2.5            6.72
$8.13 - $13.25             392,625                    2.2            9.02
$14.00 - $15.25            555,625                    2.6           14.10
                         ---------
                         1,897,625
                         =========

      The estimated fair value of options granted during 1999, 1998 and 1997 ranged between $0.42 - $2.87, $3.13 - $8.18, and $2.48 - $3.21 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. All options have been granted with exercise prices at or above the market value of the Company's common stock at the date of grant.

      Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 1999, 1998 and 1997 would have been increased to the pro forma amounts indicated below:

                                                          1999                1998                1997
Net loss available for common stockholders:
  As reported                                       $   15,442,888      $   10,535,093      $    8,354,544
  Pro forma                                         $   16,034,165      $   12,077,683      $   11,550,509

Net loss per common share (basic and diluted):
  As reported                                       $         1.09      $         0.99      $         1.00
  Pro forma                                         $         1.13      $         1.14      $         1.38

      The fair value of options granted under the Company's stock option plans during 1999, 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing mode with the following assumptions used: no dividend yield, expected volatility of 81%, 65% and from 62% - 66% for the years ended December 31, 1999, 1998 and 1997, respectively, risk free interest rates of 6%, from 5.34% - 5.75%, and from 5.4% - 6.4% for the years ended December 31, 1999, 1998 and 1997, respectively, and expected lives of 5 years. The pro forma effect on net income for 1999, 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

12.   NET LOSS PER COMMON SHARE

      Net loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. For the years ended December 31, 1999, 1998 and 1997, the potential common shares have an antidilutive effect on the net loss per common share for common stockholders.

      The following table summarizes those securities that could potentially dilute loss per common share for common shareholders in the future that were not included in determining net loss per common stockholders as the effect was antidilutive.

                                                        DECEMBER 31,
                                            ----------------------------------
                                                 1999        1998        1997
                                                    (SHARES IN THOUSANDS)
Potential common shares resulting from:
  Stock options                                 1,898       1,997       1,758
  Convertible preferred stock                      40       2,907       2,724
  Warrants                                      4,174         264         341
                                                -----         ---         ---
                                                6,112       5,168       4,823
                                                =====       =====       =====

13.   COMMITMENTS AND CONTINGENCIES

      The Company has entered into various operating leases for facilities, vehicles and equipment. At December 31, 1999, future minimum lease payments were as follows:

YEAR ENDED DECEMBER 31,

2000                                       $1,218,879
2001                                        1,158,298
2002                                          873,915
2003                                          553,063
2004 and thereafter                           978,274
                                              -------
Future minimum lease payments              $4,782,429
                                           ==========

      Rental expense for operating leases amounted to $1,071,530, $891,118 and $430,039 for the years ended December 31, 1999, 1998 and 1997, respectively.

      The Company has entered into agreements for services with certain executive officers. In addition to a base salary, certain other benefits are provided. At December 31, 1999, minimum payments to executive officers under these agreements totaled approximately $1,076,000.

      In connection with the Fabbri acquisition, the Company was informed that from time to time in the past Fabbri disposed of certain hazardous waste using some waste management companies that were not authorized handlers of hazardous waste under applicable Spanish legislation. The Company obtained from the prior owner of Fabbri an indemnification for any fines or penalties levied against the Company from such actions. Management believes that the matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

      In connection with the sale and leaseback of the premises at Fabbri, the Company became aware of certain planning and compliance issues with the local authorities that remain unresolved. The Company does not believe that it will incur any material liability related to these matters, however, if any costs are incurred, the Company believes it can recover these costs from the prior owner of Fabbri under a warranty in the sale and purchase agreement. As a result of this uncertainty, the Company has placed approximately $395,000 into escrow pending the resolution of this matter. Such amount has been recorded as restricted cash - current on the balance sheet.

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

15.   CUSTOMER CONCENTRATION

      During the year ended December 31, 1999, no single customer accounted for more than 10% of total consolidated revenues. In 1998 and 1997, one customer accounted for approximately 15% ($5,054,000) and 32% ($6,313,000) of total consolidated revenues, respectively.

16.   INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

      The Company develops, manufactures, and markets proprietary technologies designed to maintain the integrity of fresh produce. These products fall into two major classifications: processing aids and packaging materials. Processing aids are designed to inhibit the enzymatic degradation that causes fruits and vegetables to begin to deteriorate immediately after processing and are sold primarily in the United States with smaller amounts also sold in Canada. This category also includes activities of the Company's fresh-cut corn and potato products, as well as provision of scientific and technical services in the United States. The Company's produce packaging business involves perforating, converting and printing flexible packaging, using technologies and processes, some of which are proprietary to the Company, which are marketed in North and South America, the United Kingdom and Continental Europe.

      The following table summarizes the Company's financial information by industry segment.

                                                                        1999                1998               1997
SALES:
  Processing aids                                                     $7,884,006         $8,912,517         $3,034,795
  Packaging materials                                                 22,768,549         24,065,020         16,918,685
                                                                      ----------         ----------         ----------

           Total sales                                               $30,652,555        $32,977,537        $19,953,480
                                                                     ===========        ===========        ===========

NET LOSS FROM OPERATIONS:
  Processing aids                                                  $(10,344,151)       $(6,729,036)       $(4,742,326)
  Packaging materials                                                (3,281,745)          (970,840)        (2,579,870)
                                                                     -----------          ---------        -----------

           Total net loss from operations                          $(13,625,896)       $(7,699,876)       $(7,322,196)
                                                                   =============       ============       ============

DEPRECIATION AND AMORTIZATION EXPENSE:
  Processing aids                                                       $949,242           $558,202           $543,960
  Packaging materials                                                  1,192,105          1,161,240            745,798
                                                                       ---------          ---------            -------

           Total depreciation and amortization expense                $2,141,347         $1,719,442         $1,289,758
                                                                      ==========         ==========         ==========

TOTAL ASSETS:
  Processing aids                                                    $10,753,218         $9,747,366
  Packaging materials                                                 15,678,275         20,024,142
                                                                     -----------         ----------

           Total assets                                              $26,431,493        $29,771,508
                                                                     ===========        ===========

TOTAL CAPITAL EXPENDITURES:
  Processing aids                                                       $607,433         $3,638,067           $419,608
  Packaging materials                                                    805,425          1,424,629            617,030
                                                                         -------          ---------            -------

           Total capital expenditures                                 $1,412,858         $5,062,696         $1,036,638
                                                                      ==========         ==========         ==========

      The Company has operating facilities in the United States, the United Kingdom and Spain. The following table summarizes the Company's financial information based on operation location.

                                                                       1999               1998               1997
SALES:
  United States                                                     $10,550,077        $12,230,514         $5,750,733
  United Kingdom                                                     11,486,238         11,929,324         13,570,473
  Spain                                                               8,616,240          8,817,699            632,274
                                                                      ---------          ---------            -------

           Total                                                    $30,652,555        $32,977,537        $19,953,480
                                                                    ===========        ===========        ===========

TOTAL LONG-LIVED ASSETS:
  United States                                                      $7,027,044         $6,204,642
  United Kingdom                                                      5,086,962          5,554,015
  Spain                                                                 806,318          4,509,991
                                                                        -------          ---------

           Total                                                    $12,920,324        $16,268,648
                                                                    ===========        ===========

17.        SUBSEQUENT EVENTS

      In February and March 2000, the Company, in a series of transactions, borrowed from individual investors $3,275,000 for a period of 12 months. The loans, which are unsecured, have a stated interest rate of 10% per annum. In connection with these loans, the Company issued warrants to acquire a total of 1,637,500 shares of common stock at an exercise price of $1.00 per share. The value ascribed to these warrants will be amortized into interest expense over the 12 month life of the loans.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       The following table sets forth certain information with respect to each of the directors and executive officers of the Company.

     NAME                                        AGE                     POSITIONS WITH THE COMPANY AND AFFILIATES
Paul L. Devine                                    45          Chairman of the Board of Directors, President, Chief
                                                              Executive Officer

Dr. William R. Romig                              53          Senior Vice President-Science and Technology

Michael S. Leo                                    56          Secretary

Antony E. Kendall                                 56          Chief Executive Officer of EPL Flexible Packaging Ltd.

Jose Saenz de Santa Maria                         44          Chief Operating Officer - Fabbri Artes Graficas
                                                              Valencia SA

Virginia N. Finnerty                              39          Chief Operating Officer of EPL Food Products, Inc.

Adolph S. Clausi (1)(2)                           77          Director

W. Ward Carey (1)(2)(3)                           62          Director

(1)    Member of Compensation Committee

(2)    Member of Audit Committee

(3)    Appointed January 12, 1999

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

Dr. William R. Romig. Dr. Romig was appointed Vice President of Research and Development of the Company in September 1994, and, as of January 1, 1998, serves as Senior Vice President of Science and Technology. From 1988 until 1994, Dr. Romig was first Senior Director of Vegetable Genetics and then Senior Director of Business Development and Director of Product Development for FreshWorld, a joint venture between DNA Plant Technology Corporation, a public company, and duPont. Prior to 1988, he worked for General Foods Corporation (Kraft) eventually attaining the highest technical position of Principal Scientist. Dr. Romig received his B.S. in Plant Pathology from Cornell University and his Ph.D. from the University of Delaware. He has held positions of Adjunct Professor at several universities and has lectured and published in the area of fresh-cut fruits and vegetables. Dr. Romig is also Chairman of the Company's Scientific Advisory Board.

Michael S. Leo. Mr. Leo was appointed Secretary of the Company in February 2000. He is a partner in the law firm of Gibbons, Del Deo, Dolan, Griffinger & Vecchione, where he has worked since January 1997. Prior to this he was a partner with Day, Barry & Howard from November 1994 to December 1996. In industry, Mr. Leo has held positions as Senior Vice President, General Counsel and a director of Rhone-Poulenc, Inc., Assistant General Counsel of International Paper Company and Associate General Counsel of Standard & Poor's/Intercapital, Inc. He has also held a position in enforcement and compliance with the U.S. Securities and Exchange Commission. Mr. Leo received his B.A. degree at Brooklyn College, his M.A. degree in Business Policy at Columbia University and his J.D. at George Washington University.

Antony E. Kendall. Mr. Kendall joined the Company in August 1996 as chief executive officer of BPS (now EPL Flexible Packaging Ltd). From 1970 to 1996, Mr. Kendall worked for the UCB group of companies in various senior management positions. Most recently he was Managing Director of UCB Flexible Ltd., responsible for marketing its specialty packaging products in the U.K. and for Pepsico European contracts. He holds a B.S. degree in Mechanical Engineering from the University of London.

Jose Saenz de Santa Maria. Mr. Saenz de Santa Maria has served as Chief Operating Officer of Fabbri since its acquisition by the Company in December 1997. Mr. Saenz de Santa Maria joined the Company in July 1997 as an independent consultant, and was responsible for conducting the Company's on-site due diligence with respect to the Fabbri acquisition. From January 1994 to July 1997 Mr. Saenz de Santa Maria served as Managing Director of AMCOR Flexibles Espano. Prior to this, Mr. Saenz de Santa Maria served as a senior executive of Ramondine, Inc., a specialty packaging company, from August 1987 to December 1993. He is a law graduate of the University of Madrid and holds Masters degrees in Commercial Management and Marketing from CESEM Business School (Madrid).

Virginia N. Finnerty. Ms. Finnerty has served as Chief Operating Officer of EPL Food Products, Inc. (formerly known as IPS Produce, Inc.), the subsidiary through which the Company conducts its activities related to fresh-cut potatoes, since June 1997. From June 1994 to June 1997, Ms. Finnerty served as the Company's Director of Business Development. From December 1993 to June 1994, Ms. Finnerty worked in sales and marketing development for the Greater Philadelphia Chamber of Commerce. From 1990 to 1993, Ms. Finnerty served as a sales and marketing manager for Osterman Foods. Ms. Finnerty holds a BFA and an Education Certification from Temple University and an MBA in marketing from St. Joseph's University.

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


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq, copies of which are required by regulation to be furnished to the Company.

       Based solely on review of the copies of such forms furnished to the Company, the Company believes that during fiscal 1999 its officers, directors and ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

       The following table sets forth the aggregate compensation paid by the Company for the year ended December 31, 1999 for services rendered in all capacities to the Chief Executive Officer and each of the other five most highly compensated executive officers (the "Named Executive Officers").

                                                                                             LONG-TERM COMPENSATION
                                                   ANNUAL COMPENSATION                   AWARDS                  PAYOUTS
                                                                                                                          ALL
                                                                                 RESTRICTED                              OTHER
                                                                      OTHER        STOCK       OPTIONS/     LTIP        COMPEN-
             NAME AND                        SALARY     BONUS      COMPENSATION   AWARD(S)       SARS      PAYOUTS      SATION
       PRINCIPAL POSITION         YEAR        ($)        ($)           ($)          ($)          (#)         ($)          ($)
       Paul L. Devine             1999      275,000          0        5,888             0            0          0            0
         Chairman, President      1998      275,000          0        2,872             0            0          0            0
         and Chief Executive      1997      225,000    225,000            0             0      100,000          0            0
         Officer

       Jose Saenz de Santa Maria  1999      128,205          0       21,659(1)          0            0          0            0
         Managing Director        1998      133,600     13,360       25,593(1)          0       52,500          0            0
         Fabbri Artes Graficas    1997            0          0       32,895(1)          0            0          0            0
         Valencia S.A.

       Bruce M. Crowell           1999      111,136          0       51,392             0            0          0            0
         Vice President           1998      157,500          0            0             0      100,000          0            0
         Chief Financial Officer  1997            0          0            0             0            0          0            0

       Antony E. Kendall          1999      134,460          0       15,837(2)          0            0          0            0
         Chief Executive Officer  1998      137,423          0       12,788(2)          0       20,000          0            0
         EPL Flexible             1997      125,470      8,200       13,089(2)          0       25,000          0            0
         Packaging Ltd

       William R. Romig           1999      130,000          0            0             0            0          0            0
         Senior Vice President    1998      120,000          0            0             0            0          0            0
         Science and Technology   1997      105,750     14,075        1,634             0       75,000          0            0

         (1) assumes an exchange rate of $1:PTS162 for 1999, $1:PTS149.70 for 1998 and $1:PTS152.10 for 1997.

         (2) assumes an exchange rate of (pound sterling)1:$1.652 for 1999 and (pound sterling)1:$1.65 for 1998 and 1997

COMPENSATION OF DIRECTORS

With the exception of Mr. Devine in his capacity as an officer of the Company, no cash compensation was paid to any director of the Company during the year ended December 31, 1999. In May 1999, in accordance with the terms of the Company's 1994 Stock Incentive Plan, W. Ward Carey, Adolph S. Clausi and former director Robert D. Mattei were each granted an option to acquire 1,875, 7,500 and 7,500 shares, respectively of Common Stock at an exercise price of $3.875 per share, for their services as members of the audit and compensation committees. These options are exercisable for five-year terms and have exercise prices equal to the fair market value of such shares on the date of grant.

Pursuant to the terms of the Company's 1998 Stock Incentive Plan, as amended and restated, each non-employee director of the Company shall receive an automatic grant of options to purchase 7,500 shares of Common Stock on June 25, 2000 and on each June 25 thereafter during the term of such plan. See "Stock Incentive Plans" below.

In addition, the Company from time to time has granted to certain of its non-employee directors a number of options to purchase shares of Common Stock upon the initial election of such director to the Company's Board of Directors to provide incentive for a high level of dedication in the future and to align the interests of such directors with the interests of the Company's shareholders. See Item 13 - "Certain Relationships and Related Transactions."

EMPLOYMENT AND CONSULTING CONTRACTS

Mr. Devine and the Company are parties to an employment agreement dated as of January 1, 1997 that provides that Mr. Devine is to serve as the Company's Chairman of the Board, President and Chief Executive Officer. The agreement provides for a rolling three-year term. The agreement provides for a base salary to be fixed by the Board which, as of January 1, 1997, was $275,000 per year. On March 28, 2000, the Board increased Mr. Devine's annual salary to $375,000. Pursuant to the agreement the Company will maintain life insurance on Mr. Devine's life with a face amount equal to at least $1,000,000, for which Mr. Devine may designate a beneficiary. Under the agreement Mr. Devine also will be entitled to receive a retirement benefit if he remains continuously employed (as defined) by the Company until age 50. Generally, if Mr. Devine retires at age 65, the retirement benefit to be received annually will be equal to 50% of his average annual base salary and bonus during the final three years of his employment (less benefits from any other defined benefit pension plan of the Company). The percentage of Mr. Devine's average annual base salary and bonus will be reduced or increased by 6% for each year by which Mr. Devine elects to have such retirement benefit commence earlier or later than his 65th birthday. The agreement also provides that Mr. Devine is entitled to participate in all benefit plans and arrangements of the Company and may also receive bonuses, if any, as determined by the Board of Directors. The agreement also provides certain disability and death benefits to Mr. Devine, as well as severance payments approximately equal to Mr. Devine's average salary and bonus for the previous three years, to continue for three years if Mr. Devine is terminated under certain conditions. Additionally, Mr. Devine is entitled to receive a payment of slightly less than three times his "base amount" (as defined in the Internal Revenue Code of 1986) in the event of a "change of control" of the Company (as defined in the agreement). This agreement also contains certain customary provisions regarding confidentiality and non-competition.

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

The Company, through Bakery Packaging Services Limited (now known as EPL Flexible Packaging Limited ("EPL Flexible")), entered into an employment agreement with Mr. Kendall commencing on August 1, 1996, which provides that Mr. Kendall is to serve as Chief Executive Officer of EPL Flexible. The agreement originally provided for an annual salary of (pound sterling)70,000 ($115,000 at an exchange rate of (pound sterling)1:$1.65), which salary is reviewable on January 1 annually and has been increased to (pound sterling)83,000 ($137,000 at an exchange rate of (pound sterling)1:$1.65) as of July 1, 1997, together with customary benefits, such as vacation, the provision of an automobile, healthcare coverage and contributions into a defined contribution pension scheme. A bonus is also payable upon the achievement of certain performance targets, as agreed on an annual basis. The contract may be terminated by either side upon six months' notice. The agreement also contains certain customary provisions regarding confidentiality and non-competition. The annual salary was increased to (pound sterling)100,000 ($165,000 at an exchange rate of (pound sterling)1:$1.65), effective January 1, 2000.

Effective January 1, 1998, the Company entered into a new employment agreement with Dr. Romig, which runs for an initial term of two years, with annual renewal terms thereafter. Either party may terminate the contract upon six months' notice. The initial annual salary is $120,000, with a bonus of up to 25% of the salary based upon the achievement of agreed-upon objectives. The salary was increased to $140,000 effective July 1, 1999. In addition to the customary provisions on vacation and healthcare coverage, the agreement also provides that, in the event of a termination of employment by either party due to a change in control (as defined in the agreement), Dr. Romig would receive a total payment equal to twice his annual salary plus a bonus equal to his average bonus earned over the previous twelve months. The agreement also contains certain customary provisions regarding confidentiality and non-competition.

STOCK INCENTIVE PLANS

The Company's 1994 Stock Incentive Plan was adopted by the shareholders on July 21, 1994, and modified by the shareholders to increase the shares issuable thereunder and to make certain other changes on July 22, 1996, and again on July 21, 1997 (as so modified, the "1994 Plan"). The Company's 1998 Stock Incentive Plan, as amended and restated ( the "1998 Plan"), was adopted by the Company's shareholders on September 29, 1998. The 1994 Plan and the 1998 Plan are intended to provide additional incentive to certain employees, certain consultants or advisors and non-employee members of the Board of Directors to enter into or remain in the employ of the Company or to serve on the Board of Directors by providing them with an additional opportunity to increase their proprietary interest in the Company and to align their interests with those of the Company's shareholders generally through the receipt of options to purchase Common Stock that have been structured to comply with the applicable provisions of Section 16(b) of the Securities Exchange Act of 1934, as amended, and Rule 16b-3 thereunder. The 1994 Plan and the 1998 Plan provide for the grant of incentive stock options within the meaning of the Internal Revenue Code of 1986, as amended, and non-qualified stock options and the award of shares of Common Stock. The particular terms of each option grant or stock award are set forth in a separate agreement between the Company and the optionee or award recipient. The 1994 Plan and the 1998 Plan are administered by the administration committees appointed by the Board of Directors, which are currently comprised of
W. Ward Carey and Adolph S. Clausi. The committees generally have the discretion to determine the number of shares subject to each award, and other applicable terms and conditions, including a grant's vesting schedule. The term of an option granted under the 1994 Plan could not be more than five years from the grant date and options generally terminate three months after an optionee ceases to be employed by the Company (twelve months in the case of death or disability). The 1994 Plan provided that no option may be granted under it after May 4, 1999.

Under the 1998 Plan, 850,000 shares of Common Stock are reserved for issuance. The terms of the 1998 Plan are substantially similar to those of the 1994 Plan, except that (i) the minimum exercise price for options granted under the 1998 Plan to executives, officers and employee directors of the Company that were serving as of September 29, 1998, is $14.00 per share, (ii) all options granted under the 1998 Plan must be granted at a premium to the market price of the Common Stock at the time of grant, (iii) options granted under the 1998 Plan cannot be repriced without shareholder approval and (iv) the term of an option may not be more than ten years from the grant date. In addition, the 1998 Plan provides for the automatic grant to each non-employee director of the Company of options to purchase 7,500 shares of Common Stock on each June 25 thereafter during the term of the 1998 Plan. The 1998 Plan provides that no option may be granted under it after June 25, 2008.

No grants of options to purchase Common Stock were made during the year ended December 31, 1999 to Named Executive Officers.

The following table sets forth certain information concerning exercises by Named Executive Officers of options to purchase Common Stock during the year ended December 31, 1999 and the value as of December 31, 1999 of unexercised stock options held by Named Executive Officers as of such date.


                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                    YEAR AND FISCAL YEAR-END OPTION VALUES(1)

                                                                                                        VALUE OF UNEXERCISED
                                                                             NUMBER OF SECURITIES           IN-THE-MONEY
                                                                        UNDERLYING UNEXERCISED OPTIONS       OPTIONS AT
                                                                             AT DECEMBER 31, 1999        DECEMBER 31, 1999(1)
                                        SHARES                          -----------------------------------------------------
                                       ACQUIRED          VALUE                             UNEXER-                    UNEXER-
         NAME                         ON EXERCISE     REALIZED($)          EXERCISABLE     CISABLE     EXERCISABLE    CISABLE
         ----                         -----------     -----------          -----------     -------     -----------    -------
         Paul L. Devine                    0              0                   400,000          0             0           0
         Jose Saenz de Santa Maria         0              0                    45,000          0             0           0
         Antony E. Kendall                 0              0                    95,000          0             0           0
         William R. Romig                  0              0                   180,000          0             0           0

         (1) At December 31, 1999, the closing price of a share of Common Stock on the Nasdaq Small Cap Market was $1.00

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Company's Compensation Committee during fiscal 1999 were Mr. Clausi, who served for the entire year, Mr. Mattei, who served until his resignation in November 1999, and Mr. Carey who was elected to the committee in January 1999. None of Mr. Clausi, Mr. Mattei or Mr. Carey were officers or employees of the Company or any of its subsidiaries during 1999. Mr. Mattei was Secretary of the Company from February 1988 to March 1993. Except as disclosed under "Item 13 - Certain Relationships and Related Transactions," none of the members of the Compensation Committee nor any of their affiliates entered into any transactions with the Company during 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of December 31, 1999, regarding the beneficial ownership of (i) each director, (ii) each of the Named Executive Officers, (iii) all executive officers and directors of the Company as a group and (iv) each person known to the Company to be a beneficial owner of more than 5% of the Company's outstanding Common Stock. The table also sets forth certain information as of December 31, 1999, regarding beneficial ownership of the Company's Series A Preferred Stock, each share of which is convertible into Common Stock and is entitled to the number of votes equal to the number of whole shares of Common Stock into which each such share is convertible. Except as set forth below, the shareholders named below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                                         SHARES                PERCENT
                                      BENEFICIALLY                OF
NAME OF BENEFICIAL OWNER                OWNED (1)             COMMON STOCK
------------------------                ---------             ------------
GHM, Inc.                            4.370,487(2)                13.85%

Lancer Partners, L.P.                3,788,505(3)                12.39%

Joseph Giamanco                      3,227,412(4)                10.22%

Wayne Close                          2,992,307(5)                 9.70%

Paul L. Devine                         770,416(6)                 2.49%

Adolph S. Clausi                        73,125(7)                    *

W. Ward Carey                           35,300(8)                    *

William R. Romig                       180,000(9)                    *

Antony E. Kendall                      96,000(10)                    *

Jose Saenz de Santa Maria               45,000(9)                    *

Directors and executive officers
  as a group (8 persons)            1,390,466(11)                 4.41%

Total number of shares outstanding -   30,565,618               100.00%
  common

Shares of common stock issuable upon
 conversion of Series A Preferred       40,000(12)                   *

         *        Less than one percent.

(1) Unissued shares of Common Stock of each owner subject to currently exercisable options or other rights to acquire securities exercisable within 60 days of the date hereof are included in the totals listed and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. The effect of this calculation is to increase the stated total ownership percentage currently controlled. Information in the table is based solely upon information contained in filings with the Securities and Exchange Commission, pursuant to sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended, and the records of the Company. The calculation also excludes 210,610 shares held in treasury at December 31, 1999.

(2) Includes 1,000,000 shares of Common Stock that may be acquired by exercising warrants. The address for GHM, Inc. is 74 Trinity Place, New York, NY 10006

(3) Includes shares of Common Stock held by funds other than Lancer Partners, L.P., but which are commonly managed in a group that includes Lancer Partners, L.P. The address for Lancer Partners, L.P. is 375 Park Avenue, Suite 2006, New York, NY 10152.

(4) Includes 1,000,000 shares of Common Stock that may be acquired by exercising warrants. Mr Giamanco is a controlling shareholder in GHM, Inc. The address for Mr Giamanco is c/o GHM, Inc., 74 Trinity Place, New York, NY 10006.

(5) Includes 20,000 shares of Common Stock held jointly with a family member. Also includes 278,571 shares of Common Stock that may be acquired by exercising warrants. The address for Mr. Close is c/o Marcus J. Williams Esq., Davis Wright Tremaine, LLP, Suite 2300, 1300 SW Fifth Avenue, Portland, OR 97201-5682.

(6) Includes 400,000 shares of Common Stock that may be acquired by exercising options. The address for Mr. Devine is c/o the Company, 2 International Plaza, Suite 245, Philadelphia, PA 19113-1507.

(7) Includes 58,125 shares of Common Stock issuable upon exercise of options.

(8) Includes 51,875 shares of Common Stock issuable upon exercise of options. Also includes 5,000 shares of Common Stock owned by Mr. Carey's wife, as to which he disclaims beneficial ownership.

(9) Amount shown represents shares of Common Stock that may be acquired by exercising options

(10) Includes 95,000 shares of Common Stock that may be acquired by exercising options.

(11) Includes 967,500 shares of Common Stock that may be acquired by exercising options.

(12) As of December 31, 1999 there were a total of 60,000 shares of Series A Preferred Stock outstanding, beneficially held as follows: 50,000 or 83.34% held Dr. Joe H. Cherry, whose address is 320 Cardinal Heights, Dadeville, AL; 5,000 or 8.33% held by J. Matthew Dalton, whose address is 1232 W. George Street, Chicago, IL 60657; and 5,000 or 8.33% held by Verne Scazzero, whose address is 1414 South Prairie Ave., Chicago, IL 60605.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 1999, Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company on a short-term basis a revolving credit facility in an amount of up to $500,000, of which $377,400 is outstanding as of the date of this Annual Report. The Company's obligations under this facility are unsecured, and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum. The Company's Chairman has agreed to defer repayment of the remaining balance owed to him until the earlier of (i) such time as the Company and he agree a repayment date, or (ii) June 30, 2000. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by Mr. Devine in connection with advancing funds to the Company under this facility.

The Company from time-to-time has granted to certain of its non-employee directors a number of options to purchase shares of Common Stock upon the initial election of such director to the Company's Board of Directors to provide incentive for a high level of dedication in the future and to align the interests of such directors with the interests of the Company's shareholders. On March 26, 1999, the Company granted, under the 1998 Plan, to each of Adolph S. Clausi and W. Ward Carey options to purchase 50,000 shares of Common Stock at $4.6063, an exercise price which represents 110% of the closing price of the Common Stock on the date of grant. Such options were fully vested as of the date of grant.

In December 1999, two investment funds affiliated with Lancer Partners, L.P., a holder of over 5% of the outstanding Common Stock, granted the Company a credit facility of $3,500,000, which amount was fully drawn as at December 31, 1999. The facility carries a stated interest at the rate of 10% per annum and is secured by a pledge of certain assets of the Company. In connection with this facility, the Company issued to Lancer Offshore, L.P. two million shares of Common Stock and issued warrants to acquire 350,000 shares of Common Stock at an exercise price of $0.50 per share.

Also in December 1999, the Company issued to Joseph Giamanco and GHM, Inc., each holders of over 5% of the outstanding Common Stock, an aggregate of 2,901,354 shares of Common Stock in exchange for which the Company received $1,500,000. In connection with these transactions, the Company issued to Joseph Giamanco and GHM, Inc. warrants to purchase an aggregate of one million shares of Common Stock at an exercise price of $0.51 per share.

On December 31, 1999, Wayne Close, a holder of more than 5% of the outstanding Common Stock, and his wife, purchased 681,090 shares of Common Stock for $330,000. In addition, a warrant to acquire 238,571 shares of Common Stock at an exercise price of $0.6562 per share was issued to Mr. Close in connection with this transaction.

In December 1999, Wayne Close, Joseph Giamanco and GHM, Inc., in the aggregate purchased for $414,000 414 shares of Series D Stock from the holders thereof. This Series D Stock was then converted into 791,738 shares of Common Stock. In connection with these transactions, the Company issued: a) to Joseph Giamanco and GHM, Inc. warrants to purchase an aggregate of one million shares of Common Stock at an exercise price of $0.51 per share and b) a warrant to Wayne Close to purchase 40,000 shares of Common Stock at an exercise price of $0.6562 per share.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS

See index to Financial Statements at page 32.


REPORTS ON FORM 8-K

On October 14, 1999 the Company filed an 8-K under Item 5 thereof relating to a press release issued by the Company on October 8, 1999. This press release was issued in relation to the manufacturing and co-pack agreement with Reser's Fine Foods, Inc. for fresh-cut potato products.

On December 15, 1999 the Company filed an 8-K under Item 5 thereof relating to a press release issued by the Company on December 13, 1999. This press release was issued in relation to transactions related to the Series D Stock and a credit arrangement.



EXHIBITS

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated, exhibits that were previously filed are incorporated by reference.

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

     3.3      Plan of Reverse Stock Split (Incorporated by reference to the
              Company's definitive proxy statement for a special meeting of stockholders dated February 27, 1998, on file with the SEC.)

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

    10.4      Agreement between EPL Technologies (Europe) Limited and DWL
              Associates for the services of D.W. Lyon as Chief Operating
              Officer of Bakery Packaging Services Limited. (Incorporated by reference to Exhibit 2.3 to the Company's Report on Form 8-K dated
              October 3, 1995 on file with the SEC.)

    10.5      Employment agreement between EPL Technologies, Inc. and P.L.
              Devine, Director, President and Chief Executive Officer, dated as of January 1, 1997. (Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1997 on file with the SEC.)

    10.6      Office Lease Agreement dated September 11, 1996 between EPL
              Technologies, Inc. and K/B Fund II for Headquarters office.
              (Incorporated by reference to Exhibit 10.10 to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31, 1996 on file with the SEC.)

     10.7 License agreement dated as of April 29, 1997 by and between Integrated Produce Systems, Inc. and Farmington Fresh.
              (Incorporated by reference to Exhibit 10.1 to the Company's
              Registration Statement on Form S-3 (File No. 333-42185) on file with the SEC.)

     10.8     Amendment to License Agreement, dated December 1, 1997, between
              Integrated Produce Systems, Inc. and Farmington Fresh.
              (Incorporated by reference to Exhibit 10.2 to the Company's
              Registration Statement on Form S-3 (File No. 333-42185) on file with the SEC.)

     10.9 Operating Agreement of NewCornCo, LLC, dated July 19, 1996, as amended, between the Company and Agricultural Innovation & Trade,
              Inc. (Incorporated by reference to Exhibit 10.3 to the Company's
              Registration Statement on Form S-3 (File No. 333-42185) on file with the SEC.)

    10.10     Fresh-Cut Corn Processing Agreement, dated July 22, 1996, between
              NewCornCo, LLC, and Agricultural Innovation & Trade, Inc.
              (Incorporated by reference to Exhibit 10.4 to the Company's
              Registration Statement on Form S-3 (File No. 333-42185) on file with the SEC.)

     10.11    Assignment of Membership Interest, dated December 6, 1997, between
              Agricultural Innovation & Trade, Inc. and Twin Garden Sales, Inc.
              (Incorporated by reference to Exhibit 10.5 to the Company's
              Registration Statement on Form S-3 (File No. 333-42185) on file with the SEC.)

    10.12     Requirements Agreement, dated as of January 1, 1998, between
              NewCornCo, LLC, and Twin Garden Farms. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form
              S-3 (File No. 333-42185) on file with the SEC.)

    10.13 Employment Agreement, dated January 1, 1998, between the Company and William R. Romig. (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-3 (File No.
              333-42185) on file with the SEC.)

    10.14 Agreement for the Sale and Purchase of the entire issued share capital of Fabbri Artes Graficas Valencia S.A., dated December 11,
              1997. (Incorporated by reference to Exhibit 2.1 to the Company's
              Current Report on Form 8-K filed on December 24, 1997.)

    10.15 Securities Purchase Agreement dated as of November 6, 1997 between the Company and each of the purchasers of the Company's Series D
              Preferred Stock. (Incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1997.)

    10.16 Registration Rights Agreement dated as of November 6, 1997 between the Company and each of the purchasers of the Company's Series D
              Preferred Stock. (Incorporated by reference to Exhibit 4.5 to


    EXHIBIT
    NUMBER    DESCRIPTION

              the Company's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1997.)

     10.17 Trademark License Agreement between IPS Produce, Inc. (now known as EPL Food Products, Inc. and Potandon Produce LLC (confidential treatment has been granted for certain portions of this document).
              (Incorporated by reference to Exhibit 10.12 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended September 30,
              1997.)

     10.18 Employment Agreement dated as of February 18, 1998, by and between EPL Technologies, Inc. and Bruce M. Crowell. (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-46397) on file with the SEC.)

     10.19 Employment Agreement dated as of October 1, 1997, by and between EPL Technologies, SRL. and Jose Saenz de Santa Maria.
              (Incorporated by reference to Exhibit 10.23 to the Company's
              Registration Statement on Form S-1 (File No. 333-46397) on file with the SEC.)

     10.20 Agreement dated February 1, 1998 by and between the Company and American National Can Company (Incorporated by reference to
              Exhibit 99.2 to the Company's Current Report on Form 8-K filed on
              March 30, 1998.)

     10.21 Operating Agreement of the new joint venture between the Company and American National Can Company. (Incorporated by reference to
              Exhibit 99.3 to the Company's Current Report on Form 8-K filed on
              March 30, 1998.)

     10.22    Employment Agreement dated as of May 1, 1998 by and between Fabbri
              Artes Graficas Valencia SA and Jose Saenz de Santa Maria.
              (Incorporated by reference to Exhibit 10.24 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended September 30,
              1998.)

     10.23    Employment Agreement dated as of July 1, 1998 by and between EPL
              Technologies, Inc. And R. Brandon Asbill. (Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

     10.24 1998 Stock Incentive Plan, as amended and restated (Incorporated by reference to the Company's Proxy Statement on Form 14A filed with the SEC on August 25, 1998.)

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

                                    EPL TECHNOLOGIES, INC.

Date: April 14, 2000                /S/ Paul L. Devine
                                    --------------------------------
                                    Paul L. Devine
                                    Chairman and President
                                    Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities on the dates indicated.

Date: April 14, 2000                /S/ Paul L. Devine
                                    --------------------------------
                                    Paul L. Devine
                                    Chairman and President
                                    (Principal Executive Officer)

Date: April 14, 2000                /S/ Robert S. Brzezinski
                                    ------------------------------------
                                    Robert S. Brzezinski
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

Date: April 14, 2000                /S/ Adolph S. Clausi
                                    ------------------------------
                                    Adolph S. Clausi
                                    Director

Date: April 14, 2000                /S/ W. Ward Carey
                                    ------------------------------
                                    W. Ward Carey
                                    Director