Form 10-K405/A
period 1999-12-31
EPL TECHNOLOGIES INC
filed 2000-04-25
CIK 945269

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

                             EPL TECHNOLOGIES, INC.


                       INDEX TO ANNUAL REPORT ON FORM 10-K/A

                          YEAR ENDED DECEMBER 31, 1999


                                                                                                                 PAGE
                                                                                                                 ----
1.     ITEM 1. BUSINESS                                                                                             2

2.     ITEM 2. PROPERTIES                                                                                          14

3.     ITEM 3. LEGAL PROCEEDINGS                                                                                   14

4.     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                 14

5.     ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY                                          15
       HOLDER MATTERS

6.     ITEM 6. SELECTED FINANCIAL DATA                                                                             17

7.     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS                                                                                   18

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                          30

8.     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                         32

9.     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
       AND FINANCIAL DISCLOSURE                                                                                    57

10.    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                                                    57

11.    ITEM 11. EXECUTIVE COMPENSATION                                                                             60

12.    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT                                                                                                  64

13.    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                     66

14.    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
       FORM 8-K                                                                                                    67

15.    SIGNATURES                                                                                                  70

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


On December 17, 1999 the Company issued 2,000,000 shares of Common Stock in connection with a loan of $3,500,000 received from two affiliates of the Company. See Item 13 "Certain Relationships and Related Transactions." These shares were unregistered as at December 31, 1999, and were issued in reliance on the exemption from registration provided in Section 4(2). In addition, a warrant to acquire 350,000 shares of Common Stock was also issued in connection with this transaction. See Item 13 -- "Certain Relationships and Related Transactions" and Note 8 to the Consolidated Financial Statements.

On December 31, 1999 the Company issued 681,096 shares of Common Stock to two affiliates of the Company in a private placement transaction. The gross proceeds raised from such sale was $330,000. These shares were unregistered as at December 31, 1999, and were also issued in reliance on the exemption from registration provided in Section 4(2). In addition, a warrant to acquire 238,571 shares of common stock were also issued in connection with this transaction. See
Item 13 "Certain Relationships and Related Transactions" and Note 10 to the Consolidated Financial Statements.

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


                                                            FISCAL YEAR ENDED DECEMBER 31
                                                            -----------------------------
                                      1995              1996             1997              1998           1999(1)
                                      ----              ----             ----              ----           -------
                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)     (AS RESTATED)
STATEMENT OF  OPERATIONS:
Sales                             $   3,240          $ 11,314        $   19,953         $ 32,977          $ 30,307
Cost of Sales                         2,469             9,136            18,090           29,481            30,199
Gross Profit                            771             2,178             1,863            3,496               108
Total operating expenses              3,813             6,362             9,185           11,196            13,909
Loss from operations                 (3,042)           (4,184)           (7,322)          (7,700)          (13,801)
Net loss                             (3,320)           (4,296)           (7,187)          (7,781)          (14,416)
Net loss for common
  shareholders                       (3,634)           (5,295)           (8,355)         (10,535)          (15,618)
Net loss per common share         $   (0.78)        $   (0.71)        $   (1.00)       $   (0.99)        $   (1.10)
  - basic and diluted

Weighted average number
  of common shares                 4,655,529         7,436,759         8,372,537       10,598,878        14,221,642

                                                                    DECEMBER 31,
                                                                    ------------
                                      1995              1996             1997              1998            1999
                                      ----              ----             ----              ----            ----
                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
BALANCE SHEET DATA:
Working capital(deficit)              $  1,167          $  2,269         $  6,513       $   5,131        $  (6,043)
Total assets                            10,041            15,215           26,200          29,772           25,999
Long-term debt                             844             1,554            1,792           3,683            1,341
Total liabilities                        3,665             6,797            8,967          12,620           22,323
Series D Convertible
  Preferred Stock                            0                 0           10,617          12,847               0
Accumulated deficit                    (11,363)          (16,283)         (24,207)        (34,652)        (50,270)

Total shareholders' equity            $   6,376         $  8,418         $  6,615        $  4,305        $  3,675

(1) Certain amounts in the 1999 column have been restated (see Note 18 to the Consolidated Financial Statements).

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


The Company's 1999 Annual Report on Form 10-K was inadvertantly filed with the Securities and Exchange Commission prematurely by the Company's financial printer. The Company's 1999 consolidated financial statements included herein reflect certain adjustments of sales, costs of sales, accounts receivable, inventories and accrued expenses; consequently, the amounts reported herein differ from the corresponding amounts presented in the financial statements included in the erroneous filing. See Note 18 to the Consolidated Financial Statements included herein.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998


Sales. Sales decreased from $32,978,000 in 1998 to $30,307,000 in 1999, a decrease of $2,671,000 or 8.1%. Sales of processing technologies and related activities decreased from $8,913,000 in 1998 to $7,539,000 in 1999, a decrease of $1,374,000 or 15.4%. Sales of U.S. packaging materials decreased from $3,318,000 in 1998 to $2,666,000 in 1999, a decrease of $652,000 or 20%. Sales of U.K. packaging materials fell from $11,929,000 in 1998 to $11,486,000 in 1999, a decrease of $443,000 or 3.7%. Sales of European packaging materials decreased marginally from $8,818,000 in 1998 to $8,616,000 in 1999, a decrease of $202,000 or 2.2%.


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


Gross Profit. Gross profit decreased from $3,496,000 in 1998 to $108,000 in 1999, a decrease of $3,388,000 or, as a percentage of sales, from 10.6% to 0.4%. This decrease was principally due to the adverse impact of the cost of market development and sales support within the corn and potato businesses. In addition, Newcorn, at times, was unable to process and sell on a profitable basis bulk corn which it had committed to purchase, which adversely impacted gross profit. Market development and sales support costs are expected to continue to be incurred in the future, although their adverse impact on gross profit is expected to diminish as sales volumes and operating efficiencies improve. The Company also expects that the relocation of Newcorn's West Coast operations in late 1998, together with the recent completion of the Darien Facility, which have significantly increased processing capacity, will help enhance operating efficiencies in the future as sales volumes increase. As outlined above, the Company withdrew from the corn market to a degree during the third and fourth quarters of 1999. Although the cost base of the business has been reduced during this period, the significantly lower level of corn sales during this period had a significant adverse effect on gross profit. However, the Company believes that these changes will provide Newcorn with a significantly improved operating base in 2000 and beyond.


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


Loss from Operations. Loss from operations increased from $7,700,000 in 1998 to $13,801,000 in 1999, an increase of $6,101,000 or 79%. The increase was primarily due to an increase in costs in 1999 as compared with 1998 (mainly reflected in the fall in gross profit). As the Company moves to the next stage of development of its respective markets, it incurs a number of unique costs, including the market development costs of potatoes and corn, the latter including the expensing of the start-up costs of the new Darien Facility which was approved during the second quarter of 1999 for shipment of fresh produce under the "Green Giant(R) Fresh" brand name. The various costs associated with the development of the corn and potato businesses accounted for the majority of the losses incurred. The Company continues to look for ways to leverage the Company's infrastructure through the expansion of the Company's business, and management believes this leverage should increase further as sales continue to develop. Management believes that considerable commercial progress continues to be made and that the foundation for future sustainable growth has been considerably strengthened. The Company believes that this progress is evidenced by (i) the restructuring of the corn business, (ii) the alliance with Reser's in relation to the Company's potato business, (iii) the new business gained in the fourth quarter of 1999 in the U.K. for perforated produce packaging and (iv) the ongoing discussions related to, and development of, new products. However, because all development costs are expensed as they are incurred, together with the fact that such expense is necessarily incurred before the benefits of increased sales and improved margins can be seen, the Company's financial results do not yet reflect this activity.

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


In December 1999 two investment funds affiliated with the Company granted the Company a six months credit facility of $3,500,000, which amount was fully drawn as at December 31, 1999. The facility carries a stated interest at the rate of 10% per annum and is secured by a pledge of certain assets of the Company. In connection with this facility, the Company issued two million shares of Common Stock and issued a warrant to acquire 350,000 shares of Common Stock at an exercise price of $0.50 per share. See Item 13 - "Certain Relationships and Related Transactions" and Note 8 to the Consolidated Financial Statements.


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


The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has incurred net losses, exclusive of accretion, discount and dividends on preferred stock, of $7,187,058, $7,781,366 and $$14,415,788 in 1997, 1998 and 1999, respectively, has an accumulated deficit of $50,270,041 and has negative working capital of $6,042,692 as of December 31, 1999. The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support the Company's cost structure. Historically, the Company's revenues have not been sufficient to fund the development of the Company's business, and thus it has had to finance its operating losses externally, principally through equity financing.

The factors described above have caused the Company's independent public auditors to include a going concern uncertainty paragraph in their audit report accompanying the Company's 1999 Consolidated Financial Statements. The paragraph states that the Company's recurring losses from operations, negative working capital and accumulated deficit raise substantial doubt about its ability to continue as a going concern and cautions that the financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999 (AS RESTATED) AND 1998
     AND FOR THE YEARS ENDED DECEMBER 31, 1999 (AS RESTATED), 1998 AND 1997

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

\INDEPENDENT AUDITORS' REPORT


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


As discussed in Note 18, the accompanying 1999 financial statements have been restated.

Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 18, 2000

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998


                                                                                                  1999           1998
                                                                                             (AS RESTATED,
                                                                                              SEE NOTE 18)
CURRENT ASSETS:
  Cash and cash equivalents                                                                      $587,589     $1,344,995
  Restricted cash - current                                                                       394,516
  Accounts receivable, net                                                                      5,318,724      6,419,712
  Inventories, net                                                                              4,225,435      4,275,490
  Deferred debt costs                                                                           1,427,094
  Prepaid expenses and other current assets                                                     1,125,021      1,462,663
                                                                                                ---------      ---------

           Total current assets                                                                13,078,379     13,502,860
                                                                                               ----------     ----------

PROPERTY AND EQUIPMENT, Net                                                                     8,862,422     11,724,648
                                                                                                ---------     ----------
INTANGIBLE ASSETS, Net:
  Patent and distribution rights, net of accumulated amortization of $2,013,660
    and $1,895,910 at December 31, 1999 and 1998                                                  783,535        901,285
  Goodwill, net of accumulated amortization of $1,415,326 and $959,212 at December 31,          2,493,793      2,921,061
    1999 and 1998
  Other intangibles, net of accumulated amortization of $191,708 and $155,194 at
    December 31, 1999 and 1998                                                                    145,448        181,964

Restricted cash - noncurrent                                                                      511,126        486,144
Other noncurrent assets                                                                           124,000         53,546
                                                                                                  -------         ------

           Total other assets                                                                   4,057,902      4,544,000
                                                                                                ---------      ---------

TOTAL ASSETS                                                                                  $25,998,703    $29,771,508
                                                                                              ===========    ===========

CURRENT LIABILITIES:
  Accounts payable                                                                             $9,645,801     $6,469,055
  Accrued expenses                                                                              1,615,006      1,210,129
  Other liabilities                                                                             1,704,707        705,029
  Deferred gain on sale-leaseback, current portion                                                359,985
  Short term revolving credit facilities with related parties                                   3,877,000
  Current portion of long-term debt and short term credit facilities                            1,918,572        474,098
                                                                                                ---------        -------

           Total current liabilities                                                           19,121,071      8,858,311

LONG-TERM DEBT                                                                                  1,340,527      3,683,604
DEFERRED GAIN ON SALE-LEASEBACK, NONCURRENT PORTION                                             1,670,700
DEFERRED INCOME TAXES                                                                             191,196         77,964
                                                                                                  -------         ------

           Total liabilities                                                                   22,323,494     12,619,879
                                                                                               ----------     ----------

COMMITMENTS AND CONTINGENCIES (Note 13)

CONVERTIBLE SERIES D PREFERRED STOCK, $1,000 par value -
  authorized, 12,500 shares; issued and outstanding, 0 and 12,300 shares in 1999 and 1998                     12,846,586

STOCKHOLDERS' EQUITY:
  Convertible Series A Preferred Stock, $1.00 par value - authorized, 3,250,000 shares;
    issued and outstanding, 60,000 shares in 1999 and 1998                                         60,000         60,000
  Convertible Series C Preferred Stock, $.001 par value -
    authorized, 144,444 shares; issued and outstanding, no shares in 1999 and 1998
  Common Stock, $0.001 par value - authorized, 50,000,000 shares; issued, 30,776,228
    and outstanding, 30,565,618 and 11,510,964 shares in 1999 and 1998, respectively               30,776         11,511
  Additional paid-in capital                                                                   54,916,708     38,442,213
  Accumulated deficit                                                                        (50,270,041)   (34,651,720)
  Treasury stock, at cost                                                                       (138,160)
  Accumulated other comprehensive (loss) income                                                 (924,074)        443,039
                                                                                                ---------        -------

           Total stockholders' equity                                                           3,675,209      4,305,043
                                                                                                ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $25,998,703    $29,771,508
                                                                                              ===========    ===========


See notes to consolidated financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                 1999           1998          1997
                                                                             (AS RESTATED,
                                                                              SEE NOTE 18)
SALES                                                                          $30,307,360    $32,977,537   $19,953,480
COST OF SALES                                                                   30,199,717     29,481,264    18,090,546
                                                                                ----------     ----------    ----------

  Gross Profit                                                                     107,643      3,496,273     1,862,934

OPERATING EXPENSES:
  Selling, general and administrative expenses                                   9,897,520      7,903,882     6,692,727
  Research and development costs                                                 1,870,105      1,572,825     1,202,645
  Depreciation and amortization                                                  2,141,347      1,719,442     1,289,758
                                                                                 ---------      ---------     ---------

LOSS FROM OPERATIONS                                                          (13,801,329)    (7,699,876)   (7,322,196)

OTHER EXPENSES (INCOME):
  Interest Expense, net                                                            819,800         25,345       122,025
  Gain on sale of fixed assets                                                   (284,570)
  Loss of unconsolidated affiliates                                                 61,708         56,145
  Minority Interest                                                                                           (202,120)
                                                                                 ---------      ---------     ---------

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)                                      (14,398,267)    (7,781,366)   (7,242,101)

Income tax expense (benefit)                                                        17,521                     (55,043)
                                                                                 ---------      ---------     ---------

NET LOSS                                                                      (14,415,788)   (7,781,366)   (7,187,058)

Accretion, discount and dividends
  on preferred stock                                                             1,202,533      2,753,727     1,167,486
                                                                                 ---------      ---------     ---------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                   $(15,618,321)  $(10,535,093)  $(8,354,544)
                                                                             =============  =============  ============

LOSS PER COMMON SHARE - basic and diluted                                          $(1.10)        $(0.99)       $(1.00)
                                                                                   =======        =======       =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - basic and diluted                  14,221,642     10,598,878     8,372,537
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
  Issuance of Warrants to lender
  Issuance of Warrants to consultants in
lieu of compensation
  Comprehensive (loss) income

    Net loss (As Restated, See Note 18)

    Other comprehensive income (loss)
      Foreign currency adjustment


  Comprehensive loss (As Restated,
    See Note 18)
                                             ----------    ------      ------      ------   -------   -------   -------   ----
BALANCE, DECEMBER 31, 1999
  (As Restated, See Note 18)                 30,776,228    30,776      60,000      60,000
                                             ==========    ======      ======      ======   =======   =======   =======   ====



                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                               ADDITIONAL                                         COMPREHENSIVE      TOTAL
                                                PAID-IN     TREASURY COMPREHENSIVE ACCUMULATED        INCOME      STOCKHOLDERS'
                                                CAPITAL      STOCK        LOSS       DEFICIT          (LOSS)        EQUITY
BALANCE, DECEMBER 31, 1996                    $21,947,444                          $(16,283,464)   $251,413       $8,418,477

  Shares issued in private placement (net       1,246,672                                                          1,246,841
of issuance costs)
  Preferred shares issued for cash:
    Series C preferred stock                      622,549                                                            622,693
    Series D preferred stock                    1,943,569                                                          1,943,569
    Accretion of Series C warrant value            19,833                              (19,833)
    Accretion of Series D warrants,
discount, increase in stated value
       and issuance costs                                                             (644,377)                     (644,377)

    Discount on Series C preferred stock           72,222                              (72,222)
    Exercise of options (net of costs)          1,489,557                                                          1,489,967
    Conversion of preferred shares to             421,775
common shares
    Exercise of warrants (net of costs)           369,180                                                            369,300
    Shares issued for acquisitions                564,960                                                            565,000
  Comprehensive loss

    Net loss                                                          $(7,187,058)  (7,187,058)                   (7,187,058)

    Other comprehensive income (loss)
      Foreign currency adjustment                                        (208,986)                (208,986)     (208,986)
                                               ----------   ---------    --------- ------------   ---------     ---------

  Comprehensive loss                                                  $(7,396,044)
                                                                      ============
BALANCE, DECEMBER 31, 1997                     28,697,761                          (24,206,954)      42,427     6,615,426

  Shares issued in public offering (net of      6,622,813                                                       6,623,622
issuance costs)
  Accretion of Series C warrant value              40,000                              (40,000)
  Accretion of Series D warrants, discount,
     increase in stated value and issuance
     costs                                                                          (2,623,400)               (2,623,400)
  Exercise of options (net of costs)              794,949                                                         795,107
  Conversion of Series A and C preferred
shares to common shares                         2,011,730
  Conversion of Series D preferred stock to       208,435                                                         208,483
common shares
  Exercise of warrants (net of costs)              66,525                                                          66,559
  Comprehensive (loss) income

    Net loss                                                           (7,781,366)  (7,781,366)               (7,781,366)

    Other comprehensive income (loss)
      Foreign currency adjustment                                          400,612                  400,612       400,612
                                                                           -------

  Comprehensive loss                                                   (7,380,754)

BALANCE, DECEMBER 31, 1998                     38,442,213                          (34,651,720)     443,039     4,305,043

  Accretion of Series C warrant value              40,000                              (40,000)
  Accretion of Series D stated value and                                              (367,286)                 (367,286)
warrant value
  Exercise of options                             158,697                                                         158,750
  Conversion of Series D preferred stock to    11,575,475                                                      11,589,105
common shares
  Issuance of warrants to Series D Holders        795,247                             (795,247)
  Contribution of shares by Series D Holders      138,160   (138,160)
  Forgiveness of dividends on Series D Stock      124,767                                                         124,767
  Issuance of stock in private placement        1,814,347                                                       1,817,929
(net of costs)
  Issuance of stock to lender                   1,186,000                                                       1,188,000
  Issuance of Warrants to lender                  161,000                                                         161,000
  Issuance of Warrants to consultants in          480,802                                                         480,802
lieu of compensation
  Comprehensive (loss) income

    Net loss (As Restated, See Note 18)                               (14,415,788) (14,415,788)              (14,415,788)

    Other comprehensive income (loss)
      Foreign currency adjustment                                      (1,367,113)                (1,367,113) (1,367,113)
                                                                       -----------

  Comprehensive loss (As Restated,
    See Note 18)                                                      (15,782,901)
                                               ----------   --------- ============ ------------   ---------     ---------
BALANCE, DECEMBER 31, 1999
  (As Restated, See Note 18)                   54,916,708   (138,160)              (50,270,041)   (924,074)     3,675,209
                                               ==========   =========              ============   =========     =========


See notes to consolidated financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                  1999          1998          1997
                                                                              (AS RESTATED,
                                                                               SEE NOTE 18)
OPERATING ACTIVITIES:
  Net loss                                                                     $(14,415,788)  $(7,781,366)  $(7,187,058)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Expenses paid with warrants for common stock                                  480,802
      Amortization of debt issue costs                                              277,815
      Depreciation and amortization                                               2,141,347     1,719,442     1,289,758
      Provision for inventory obsolescence                                          103,205
      Minority interest and gain on sale of fixed assets                           (284,570)      (44,835)     (189,954)
      Equity loss                                                                    61,708        56,145
      Changes in assets and liabilities, net of effects from acquisitions of businesses, which (used) provided cash:
          Restricted cash - current                                               (394,516)
          Accounts receivable                                                     1,100,988   (1,037,587)       218,752
          Due from related parties                                                                               34,101
          Inventories                                                                53,150     (864,277)        36,617
          Prepaid expenses and other current assets                                 337,642     (455,703)     (274,905)
          Other noncurrent assets                                                  (70,454)
          Accounts payable                                                        3,176,746     1,730,686       529,792
          Accrued expenses                                                          404,877        62,532     (405,749)
          Deferred tax liability                                                    113,232
          Restricted cash - noncurrent                                             (24,982)     (486,144)
          Other liabilities                                                         999,678      (50,625)        27,900
                                                                                    -------      --------        ------

           Net cash used in operating activities                                (6,045,420)   (7,151,732)   (5,920,746)
                                                                                -----------   -----------   -----------

INVESTING ACTIVITIES:
  Property and equipment acquired                                               (1,412,858)   (5,062,696)   (1,036,638)
  Net proceeds from sale of fixed assets                                          4,889,000        59,546        36,822
  Acquisition of businesses and contingent payments, net of cash acquired                        (75,000)   (7,330,279)
  Cost of patent acquired                                                                        (29,363)       (4,157)
                                                                                  ---------      --------       -------

           Net cash provided by (used in) investing activities                    3,476,142   (5,107,513)   (8,334,252)
                                                                                  ---------   -----------   -----------
FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                                  3,443,666     1,800,410
  Proceeds from short term lines of credit                                        3,597,000
  Net payment of long-term debt                                                   (898,603)   (1,533,562)   (1,429,377)
  Proceeds from sale of common stock/warrants/options                             1,976,679     7,533,517     3,671,110
  Redemption of Series D Stock                                                  (1,500,000)
  Proceeds from sale of preferred stock                                                                      12,539,230
                                                                                -----------     ---------    ----------

           Net cash provided by financing activities                              3,175,076     9,443,621    16,581,373
                                                                                  ---------     ---------    ----------

EFFECT OF EXCHANGE RATE CHANGE ON CASH                                          (1,363,204)       403,663     (208,986)
                                                                                -----------       -------     ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (757,406)   (2,411,961)     2,117,389

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      1,344,995     3,756,956     1,639,567
                                                                                  ---------     ---------     ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                             $587,589    $1,344,995    $3,756,956
                                                                                   ========    ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during year for:
      Interest                                                                     $149,487      $186,084      $195,857
      Income taxes                                                                   33,815        36,173        23,951

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Accretion of warrants, discount, increase in stated value and
    issuance costs related to preferred stock                                    $1,202,533    $2,663,400      $736,432
  Issuance of common stock for:
    Acquisition of subsidiary                                                                                   565,000
    Exchange for debt issue costs                                                 1,188,000
    Conversion of preferred shares to common shares                              11,589,105       208,483       422,319
  Issuance of warrants to lender                                                    161,000
  Contribution of treasury stock and forgiveness of dividend on Series D           $262,927
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


      F. PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are calculated by the straight-line method, based upon the estimated useful lives of the assets which are as follows:


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


      L. INVESTMENT IN UNCONSOLIDATED AFFILIATE - The Company holds a 50% interest in its unconsolidated affiliate, Freshcorn LLC ("Freshcorn"). This investment is accounted for under the equity method as the Company does not maintain control of Freshcorn. The Company's share of Freshcorn's losses for the years ended December 31, 1999 and 1998 was $61,708 and $56,145, respectively. The
            Company's equity in the accumulated deficit of Freshcorn, $117,853, is included in other liabilities on the Company's balance sheet.

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


      O. GOODWILL AND OTHER LONG LIVED ASSETS - The Company evaluates the carrying value of its goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment is recognized when the net carrying value of the long-lived asset exceeds the estimated future undiscounted cash flows related to such asset. Measurement of the amount of impairment, if any, is based upon the difference between the carrying value and estimated fair value.

      P. STOCK-BASED COMPENSATION - The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. See Note 11 for pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense. The value of stock based compensation issued to non employees is recorded as expense in the period granted.


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

2.    OPERATIONS


      The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has incurred net losses, exclusive of accretion, discount and dividends on preferred stock, of $7,187,058, $7,781,366 and $14,415,788 in 1997, 1998
      and 1999, respectively, has an accumulated deficit of $50,270,041 and has negative working capital of $6,042,692 as of December 31, 1999. The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support the Company's cost structure. Historically, the Company's revenues have not been sufficient to fund the development of the Company's business, and thus it has had to finance its operating losses externally, principally through equity financing.

      These factors indicate that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


      The Company has undergone a number of operational improvements as well as made significant investments in development and marketing activities related to its various processing technology businesses and packaging businesses in 1999 and 1998, which the Company's management believes will improve future cash flows from operations. The Company expects that the following, amongst others, should contribute to an improvement in the financial performance of the Company in the year 2000 and beyond, although there can be no assurance that such will in fact be the case : (i) the restructuring of the corn business and the reduction in ongoing overheads of that business, (ii) the agreement with Reser's for Reser's to process and supply EPL Food with all of EPL Food's fresh-cut potato requirements,
      (iii) the Company's completion subsequent to year-end of the relocation of its potato processing equipment and production and shipment of fresh-cut potato products commenced from Reser's Pacso, Washington facility, (iv) further exploitation of the Company's processing technologies, as evidenced by the agreement with Farmington for apples and, subsequent to the year end, the exclusive licensing arrangement with Monterey Mushrooms for mushrooms, and (v) further exploitation of the Company's perforating technologies, as evidenced by the new orders gained in produce packaging in the U.K. during the fourth quarter of 1999, together with the various applications development projects currently in progress. The Company's ability to operate beyond the immediate future is dependent upon its ability to achieve levels of revenues to support the Company's cost structure, maintain adequate financing and generate sufficient cash flows from operations to meet its operating needs. However, no assurance can be given that the Company will be successful in its efforts to implement its plans and achieve a level of profitability.



3.    INVENTORIES

      Inventories consisted of the following:


                                             DECEMBER 31,
                                  --------------------------------
                                        1999              1998
Raw materials and supplies           $2,320,560        $2,594,370
Finished goods                        1,904,875         1,681,120
                                      ---------         ---------
                                     $4,225,435        $4,275,490
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



6.    INCOME TAXES

      The components of loss before income taxes for the year 1999, 1998 and 1997 were taxed under the following jurisdictions:

                       1999                  1998                1997
Domestic           $(14,216,982)         $(7,677,762)        $(6,705,322)
Foreign                (181,285)            (103,604)           (536,779)
                       ---------            ---------           ---------
    Total          $(14,398,267)         $(7,781,366)        $(7,242,101)
                   =============         ============        ============



      The provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 consists of the following:

                                                        1999         1998        1997
Deferred foreign income tax expense (benefit)        $ 113,232    $            $ (55,043)
Current foreign income tax expense (benefit)           (95,711)
                                                     ---------    ---------    ---------
  Total income tax expense (benefit)                 $  17,521    $            $ (55,043)
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
                                           ========          =======


      For income tax reporting purposes, the Company has U.S. net operating loss carryforwards of $38,772,639 which will expire between 2003 and 2014.

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

      During the final quarter of 1999, the Company, through its subsidiary, EPL Flexible Packaging, Inc., was granted a short term credit facility of $100,000 with Old Second

      National Bank of Aurora. This facility is secured by the inventory of EPL Flexible Packaging, Inc. and carries interest at a rate of 1.5% over the banks prime rate (8.25% as at December 31, 1999). There are no covenants applicable to this facility. As at December 31, 1999, $50,000 had been drawn under this facility.


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


      The Series D Stock carried the option to convert into shares of common stock at a variable rate, based on the stated value ($1,000) divided by 94% of the prevailing market price at the time of conversion, as calculated based on the lowest five-day average closing bid price per share of common stock during a specified period of time, and subject to certain limitations. The extent of the beneficial ownership feature, representing the 6% discount from the market price at the conversion date, a total of $800,000, was accreted over the earliest period after which all such shares are convertible, or nine months (the "Conversion Period"). In addition, the Series D Stock agreement contains a provision whereby the stated value of the Series D Stock is to increase by 4% per annum, accruing from the date of issuance until conversion. In connection with the issuance of the Series D Stock, the Company issued 201,614 warrants to purchase the Company's common stock at an exercise price of 130% of the closing price on the issuance date (i.e., $20.16 per share). The discount resulting from valuing these warrants ($1,200,000) was accreted over the Conversion Period of the Series D Stock. The accretion of the warrant value and the value ascribed to the beneficial conversion feature was complete as of December 31, 1998.

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
                                                            =========


      These options expire between April 15, 2000 and May 3, 2004.

      The following table summarizes information about the Company's stock options outstanding at December 31, 1999:


                          NUMBER
                        OUTSTANDING              WEIGHTED        WEIGHTED
    RANGE OF          AND EXERCISABLE            AVERAGE          AVERAGE
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


                                                          1999                1998                1997
Net loss available for common stockholders:
  As reported                                       $   15,618,321      $   10,535,093      $    8,354,544
  Pro forma                                         $   16,209,598      $   12,077,683      $   11,550,509

Net loss per common share (basic and diluted):
  As reported                                       $         1.10      $         0.99      $         1.00
  Pro forma                                         $         1.14      $         1.14      $         1.38

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


      In connection with the Fabbri acquisition, the Company was informed that from time to time in the past Fabbri disposed of certain hazardous waste using some waste management companies that were not authorized handlers of hazardous waste under applicable Spanish legislation. The Company obtained from the prior owner of Fabbri an indemnification for any fines or penalties levied against the Company from such actions up to a limit of approximately $4.5 million. Management believes that the matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.


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

      The following table summarizes the Company's financial information by industry segment.


                                                                        1999                1998               1997
SALES:
  Processing aids                                                     $7,538,811         $8,912,517         $3,034,795
  Packaging materials                                                 22,768,549         24,065,020         16,918,685
                                                                      ----------         ----------         ----------

           Total sales                                               $30,307,360        $32,977,537        $19,953,480
                                                                     ===========        ===========        ===========

NET LOSS FROM OPERATIONS:
  Processing aids                                                  $(10,519,584)       $(6,729,036)       $(4,742,326)
  Packaging materials                                                (3,281,745)          (970,840)        (2,579,870)
                                                                     -----------          ---------        -----------

           Total net loss from operations                          $(13,801,329)       $(7,699,876)       $(7,322,196)
                                                                   =============       ============       ============

DEPRECIATION AND AMORTIZATION EXPENSE:
  Processing aids                                                       $949,242           $558,202           $543,960
  Packaging materials                                                  1,192,105          1,161,240            745,798
                                                                       ---------          ---------            -------

           Total depreciation and amortization expense                $2,141,347         $1,719,442         $1,289,758
                                                                      ==========         ==========         ==========

TOTAL ASSETS:
  Processing aids                                                    $10,320,428         $9,747,366
  Packaging materials                                                 15,678,275         20,024,142
                                                                     -----------         ----------

           Total assets                                              $25,998,703        $29,771,508
                                                                     ===========        ===========

TOTAL CAPITAL EXPENDITURES:
  Processing aids                                                       $607,433         $3,638,067           $419,608
  Packaging materials                                                    805,425          1,424,629            617,030
                                                                         -------          ---------            -------

           Total capital expenditures                                 $1,412,858         $5,062,696         $1,036,638
                                                                      ==========         ==========         ==========

      The Company has operating facilities in the United States, the United Kingdom and Spain. The following table summarizes the Company's financial information based on operation location.


                                                                       1999               1998               1997
SALES:
  United States                                                     $10,204,882        $12,230,514         $5,750,733
  United Kingdom                                                     11,486,238         11,929,324         13,570,473
  Spain                                                               8,616,240          8,817,699            632,274
                                                                      ---------          ---------            -------

           Total                                                    $30,307,360        $32,977,537        $19,953,480
                                                                    ===========        ===========        ===========

TOTAL LONG-LIVED ASSETS:
  United States                                                      $7,027,044         $6,204,642
  United Kingdom                                                      5,086,962          5,554,015
  Spain                                                                 806,318          4,509,991
                                                                        -------          ---------

           Total                                                    $12,920,324        $16,268,648
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


18.        RESTATEMENT

      The Company's 1999 Annual Report on Form 10-K was inadvertantly filed with the Securities and Exchange Commission prematurely by the Company's financial printer. The Company's 1999 consolidated financial statements included herein reflect certain adjustments of sales, costs of sales, accounts receivable, inventories and accrued expenses; consequently, the amounts reported herein differ from the corresponding amounts presented in the financial statements included in the erroneous filing.


      A summary of significant effects of the statement is as follows:


                                                                AS
                                                            PREVIOUSLY          AS
                                                             REPORTED        RESTATED
                                                            ----------      ----------
      FOR THE YEAR ENDED DECEMBER 31, 1999:

      Revenues                                              30,652,555      30,307,360
      Cost of Sales                                         30,369,479      30,199,717
      Gross Profit                                             283,076         107,643
      Loss from Operations                                  13,625,886      13,801,329
      Net Loss                                              14,240,355      14,415,788
      Net loss applicable for common shareholders           15,442,888      15,618,321
      Net loss per share                                          1.09            1.10

      AT DECEMBER 31, 1999:

      Accounts Receivable                                    5,808,740       5,318,724
      Inventories                                            4,168,209       4,225,435
      Accrued expenses                                       1,872,363       1,615,006
      Accumulated deficit                                   50,094,808      50,270,041
      Total stockholders' equity                             3,850,642       3,675,209

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


                                         SHARES                PERCENT
                                      BENEFICIALLY                OF
NAME OF BENEFICIAL OWNER                OWNED (1)             COMMON STOCK
------------------------                ---------             ------------
GHM, Inc.                            4.370,487(2)                13.85%

Lancer Partners, L.P.                3,788,505(3)                12.39%

Joseph Giamanco                      3,227,412(4)                10.22%

Wayne Close                          2,992,307(5)                 9.70%

Paul L. Devine                         770,416(6)                 2.49%

Adolph S. Clausi                        73,125(7)                    *

W. Ward Carey                           87,175(8)                    *

William R. Romig                       180,000(9)                    *

Antony E. Kendall                      96,000(10)                    *

Jose Saenz de Santa Maria               45,000(9)                    *

Directors and executive officers
  as a group (8 persons)            1,390,466(11)                 4.41%

Total number of shares outstanding -   30,565,618               100.00%
  common

Shares of common stock issuable upon
 conversion of Series A Preferred       40,000(12)                   *


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

                                    EPL TECHNOLOGIES, INC.


Date: April 18, 2000                /S/ Paul L. Devine
                                    --------------------------------
                                    Paul L. Devine
                                    Chairman and President
                                    Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities on the dates indicated.

Date: April 18, 2000                /S/ Paul L. Devine
                                    --------------------------------
                                    Paul L. Devine
                                    Chairman and President
                                    (Principal Executive Officer)

Date: April 18, 2000                /S/ Robert S. Brzezinski
                                    ------------------------------------
                                    Robert S. Brzezinski
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

Date: April 18, 2000                /S/ Adolph S. Clausi
                                    ------------------------------
                                    Adolph S. Clausi
                                    Director

Date: April 18, 2000                /S/ W. Ward Carey
                                    ------------------------------
                                    W. Ward Carey
                                    Director