Form 10-Q
period 2000-03-31
EPL TECHNOLOGIES INC
filed 2000-05-15
CIK 945269

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                      For the Quarter Ended March 31, 2000

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the transition period from _____ to _____


                        Commission File Number: 001-15333


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

               30,565,618 shares of $0.001 par value common stock
                        outstanding as of April 30, 2000.

                             EPL TECHNOLOGIES, INC.

                                      INDEX


                                                                                      Page

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

          A.   CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2000 AND
               DECEMBER 31, 1999                                                        1

          B.   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
               MONTHS ENDED MARCH 31, 2000 AND 1999                                     2

          C.   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
               MONTHS ENDED MARCH 31, 2000 AND 1999                                     3

          D.   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                     4


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL 8 CONDITION AND
        RESULTS OF OPERATIONS.


                           PART II - OTHER INFORMATION

ITEM 5.     OTHER INFORMATION                                                          15

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                          15

            SIGNATURES.                                                                16

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              MARCH 31,        DECEMBER 31,
                                                                                               2000               1999
                                                                                           -------------      ------------
                                                                                             (UNAUDITED)           *
                                          ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                                     $373,365           $587,589
 Restricted cash - current                                                                      378,209            394,516
 Accounts receivable, net                                                                     4,627,642          5,318,724
 Inventories                                                                                  4,353,498          4,225,435
 Prepaid expenses and other current assets                                                    2,356,161          2,552,115
                                                                                           -------------      ------------
        Total Current Assets                                                                 12,088,875         13,078,379
                                                                                           -------------      ------------

PROPERTY AND EQUIPMENT, Net                                                                   9,645,279          8,862,422
                                                                                           -------------      ------------

OTHER ASSETS
 Patent, net                                                                                    775,542            783,535
 Goodwill                                                                                     2,393,917          2,493,793
 Other intangibles, net                                                                         136,319            145,448
 Restricted cash-non current                                                                    500,508            511,126
 Other noncurrent assets                                                                         66,000            124,000
                                                                                           -------------      ------------
        Total Other Assets                                                                    3,872,286          4,057,902
                                                                                           -------------      ------------

      TOTAL ASSETS                                                                          $25,606,440        $25,998,703
                                                                                            ============       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                            $7,591,576         $9,645,801
 Accrued expenses                                                                             1,808,168          1,615,006
 Other liabilities                                                                            1,810,555          1,704,707
 Deferred gain on sale-leaseback, current portion                                               359,985            359,985
 Short term revolving credit facilities with related parties                                  3,889,400          3,877,000
 Current portion of long-term debt and short term credit facilities                           5,428,427          1,918,572
                                                                                           -------------      ------------
        Total Current Liabilities                                                            20,888,111         19,121,071

LONG TERM DEBT                                                                                2,106,915          1,340,527
DEFERRED GAIN ON SALE-LEASEBACK, NONCURRENT PORTION                                           1,577,160          1,670,700
DEFERRED INCOME TAXES                                                                           214,258            191,196
                                                                                           -------------      ------------
        Total Liabilities                                                                    24,786,444         22,323,494
                                                                                           -------------      ------------

SHAREHOLDERS' EQUITY
 Convertible Series A Preferred Stock                                                            60,000             60,000
 Common Stock                                                                                    30,776             30,776
 Additional paid-in capital                                                                  55,950,437         54,916,708
 Accumulated deficit                                                                        (53,804,154)      (50,270,041)
 Treasury stock, at cost                                                                       (138,160)         (138,160)
 Accumulated other comprehensive (loss)                                                      (1,278,903)         (924,074)
                                                                                           -------------      ------------
        Total Shareholders' Equity                                                               819,996         3,675,209
                                                                                           -------------      ------------

      TOTAL LIABILITY AND SHAREHOLDERS' EQUITY                                               $25,606,440       $25,998,703
                                                                                           =============       ===========

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  Three Months Ended
                                                                       March 31,
                                                           ------------------------------
                                                               2000              1999
                                                           -----------        ----------
Sales                                                      $ 6,052,123        $ 7,757,530

Cost of sales                                                5,519,881          7,713,818
                                                           -----------        -----------

Gross profit                                                   532,242             43,712

Selling, general and administrative expenses                 2,145,245          1,922,620

Research and development costs                                 323,723            582,357

Depreciation and amortization                                  522,655            525,492
                                                           -----------        -----------

Loss from operations                                        (2,459,381)        (2,986,757)

Interest expense, net                                          987,530             49,562

Gain on sale of fixed assets                                   (93,540)

Net (loss) income from unconsolidated affiliates                                   (3,813)
                                                           -----------        -----------

Loss before income tax expense                              (3,353,371)        (3,032,506)

Income tax expense                                              28,062

Net loss                                                   $(3,381,433)        (3,032,506)

Accretion, discount and dividends on preferred stock           154,180            123,833
                                                           -----------        -----------

Net loss applicable to common shareholders                 $(3,535,613)       $(3,156,339)
                                                           ===========        ===========

Basic loss per common share                                $     (0.12)       $     (0.27)
                                                           ===========        ===========

The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Three Months Ended
                                                                            March 31,
                                                                ------------------------------
                                                                    2000               1999
                                                                -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   ($3,381,433)       ($3,032,506)
     Adjustments to reconcile net loss to net cash
        used in operating activities                              1,412,815            525,492
     Minority interest                                                                   3,813
     Changes in assets and liabilities                           (1,017,831)         2,128,743
                                                                -----------        -----------

        Net cash used in operating activities                    (2,986,449)          (374,458)
                                                                -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                    (1,188,514)          (447,559)
     Proceeds from sale of fixed assets
                                                                -----------        -----------
        Net cash used in investing activities                    (1,188,514)          (447,559)
                                                                -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from exercise of options/warrants                                     62,500
     Proceeds from short term debt                                3,325,000            975,000
     Proceeds from long term debt                                 1,037,086
     Repayment of long term debt                                    (73,443)          (100,765)
                                                                -----------        -----------

        Net cash provided by financing activities                 4,288,643            936,735
                                                                -----------        -----------

EFFECT OF EXCHANGE RATE ON CASH                                    (354,829)          (454,976)

DECREASE IN CASH AND CASH EQUIVALENTS                              (241,149)          (340,258)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      1,493,231          1,831,139
                                                                -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 1,252,082        $ 1,490,881
                                                                ===========        ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING ACTIVITIES:
     Accretion of warrants, discount, increased value and
        issuance costs related to preferred stock               $   154,180        $   123,833





The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The financial information of EPL Technologies, Inc. and Subsidiaries (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim period.

         The financial information has been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Moreover, the results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. At this stage of the Company's development, month-to-month and quarter-to-quarter anomalies in operating results should be expected. This information must also be read in connection with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.


NOTE 2 - OPERATIONS AND FINANCING

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

         The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support the Company's cost structure, and the financial statements have been prepared on that basis. Historically, the Company's revenues have not been sufficient to fund the development of the Company's business, and thus it has had to finance its operating losses externally principally through equity or debt financing.

         To address the current financial situation, the Company has undergone a number of operational improvements as well as made significant investments in development and marketing activities related to its various processing technology businesses and packaging businesses in 1999 and 1998, which the Company's management believes will improve cash flows from operations. The Company expects that the following, amongst others, should contribute to an improvement in the financial performance of the Company in the year 2000 and beyond, although there can be no assurance that such will in fact be the case :
(i) the restructuring of the corn business and the reduction in ongoing overheads of that operation, (ii) an agreement with Reser's Fine Foods, Inc. ("Reser's") for Reser's to process and supply EPL Food with all of EPL Food's fresh-cut potato requirements, (iii) the Company's completion subsequent to the year end of the relocation of its potato processing equipment and production and shipment of fresh-cut potato products commenced from Reser's Pacso, Washington facility, (iv) further exploitation of the Company's processing technologies, as evidenced by the exclusive licensing arrangement with Monterey Mushrooms for mushrooms entered into subsequent to year-end, and (v) further exploitation of the Company's perforating technologies, both in the U.S.

and the U.K., as evidenced by the new orders gained in produce packaging in the U.K. during the fourth quarter of 1999 and first quarter of 2000, together with the various applications development projects currently in progress.

         At March 31, 2000 the Company had available borrowing facilities remaining in the U.S., U.K. and Spain of approximately $353,000. One country's operations can obtain advances from another. In addition, as mentioned above, during the quarter the Company obtained a 12-month loan of $3,275,000 from individual investors. Such loan has a stated interest rate of 10% per annum. The Company will be required to seek additional and longer-term debt or equity financing to fund operating requirements in 2000 and repay and/or refinance existing short term debt. In this regard, the Company is currently exploring a number of options to raise additional capital over and above that mentioned above. The cost of such additional financing arrangements may not be acceptable to the Company and could result in significant dilution to the Company's existing shareholders. No assurances can be given that the Company will be successful in raising additional capital and failure to raise such capital, if needed, could have a material adverse effect on the Company's business, financial condition and results of operations.


NOTE 3  - INVENTORIES

Inventories consisted of the following:

                                                   March 31, 2000       December 31, 1999
                                                   --------------       -----------------
     Raw Materials and Supplies                      $ 2,186,877           $ 2,320,560
     Finished Goods                                    2,166,621             1,904,875
                                                    ------------          ------------

          Total Inventories                          $ 4,353,498           $ 4,225,435
                                                     ===========           ===========


NOTE 4 - NOTES PAYABLE

         In March 1999, Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company, on a short term basis, a revolving credit facility in an amount up to $500,000, which was increased to $1,000,000 in June 1999. At March 31, 2000, $389,400 of this credit facility was outstanding. The Company's obligations under this facility are unsecured and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum. Mr Devine has agreed to defer repayment of the remaining balance owed to him until such time as the Company is able to do so. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by Mr. Devine in connection with advancing funds to the Company under this facility.

         In December 1999, two investment funds affiliated with an existing affiliated investor of the Company, granted the Company a credit facility of $3,500,000, which amount was fully drawn at March 31, 2000. The facility carries interest at the rate of 10% per annum and is secured by a pledge of certain assets of the Company. It is repayable in June 2000. In connection with this facility, the Company issued two million shares of Common Stock and issued a warrant to acquire 350,000 shares of Common Stock at an exercise price of $0.50 per share. The effective interest rate of this facility, after including all of the debt issue costs including the value of the stock and warrants issued, is approximately 107%.

         In February and March 2000, the Company, in a series of transactions, borrowed from individual investors $3,275,000 for a period of 12 months. The loans, which are unsecured, carry interest at the rate of 10% per annum. In connection with these loans, the Company issued warrants to acquire a total of 1,637,500 shares of Common Stock at an exercise price of $1.00 per share. The effective interest rate of this facility, after including the value of the warrants issued, is approximately 34%.


NOTE 5 - CONVERTIBLE PREFERRED STOCK

         The Company's 10% Series A Convertible Preferred Stock (the "Series A Stock"), which has been issued up to its authorized limit of 3,250,000, was issued at a price of $1.00 per share, with each share of Series A Stock carrying the option to convert into common shares at a rate of $1.50 per share. The Series A Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series A Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares ($1.50 per share) at the Company's option (dividends in arrears at March 31, 2000 totaled $1,422,192).

         During the three months ended March 31, 2000, no shareholder holding shares of Series A Stock elected to exercise their right of conversion, leaving 60,000 shares of Series A Stock outstanding at March 31, 2000.

         The Company also had a Series B and Series C Preferred Stock, all of which were converted during 1997 and 1998 respectively. The Series B Stock carried a dividend of 10% per annum, payable in cash and/or shares ($9.40 per share) at the Company's option. The outstanding dividends on the Series B Stock at March 31, 2000 totaled $270,092. The outstanding dividends on the Series C Stock at March 31, 2000 totaled $49,239.

         At the Annual Meeting of the Company held on July 21, 1997, the shareholders of the Company approved an increase in the number of shares of Board Designated Preferred Stock reserved for issuance from 2,000,000 to 4,000,000 shares. During 1997, the Company issued a further 12,500 shares of Board Designated Preferred Stock - designated Series D Convertible Preferred Stock - at an aggregate consideration, before associated costs and expenses, of $12,500,000, to three new institutional investors (the "Series D Stock"). Such issuance was made under Regulation D under the Securities Act of 1933, as amended, in a transaction not involving a public offering. In connection with the issuance of the Series D Stock, the Company issued 201,614 warrants to purchase the Company's common stock at an exercise price of 130% of the closing price on the issuance date (i.e. $20.16 per share). During 1999 all of the remaining Series D Stock was converted.


NOTE 6 - ISSUANCE OF COMMON STOCK AND EXERCISE OF OPTIONS

         No shares of Common Stock were issued during the quarter ended March 31, 2000.


NOTE 7 - ISSUANCE OF WARRANTS

         During the quarter, the Company issued warrants to acquire a total of 1,637,500 shares of Common Stock, in connection with new loans totalling $3,275,000, as detailed in Note 4 above. The value ascribed to these warrants ($778,800) has been recorded as deferred debt costs and is being amortized into interest expense over the 12 month life of the loans, commencing in March 2000. In addition, the Company issued warrants to acquire 300,000 shares of Common Stock in relation to the conversion of the Series D Stock completed in December 1999. The value ascribed to these warrants ($142,700) was amortized to accretion, discount and dividends in the first quarter of 2000. The Company also granted 150,000 warrants to acquire shares of Common Stock to consultants in lieu of cash compensation for advisory services provided in the first quarter and over the remainder of 2000. The value of these warrants ($71,340) will be recorded as selling, general and administrative expenses in the Company's statement of operations over the expected service period of 12 months. A total of 65,000 other warrants to acquire shares of Common Stock were issued during the first quarter, with a total value ascribed to them of $30,914. Of this, $2,378 was expensed to selling, general and administrative expenses in the first quarter, $14,268 expensed to interest expense in the first quarter of 2000, and $14,268 will be expensed to interest in the second quarter of 2000.


NOTE 8 - NET LOSS PER COMMON SHARE

         Net loss per common share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares and common shares outstanding during the period. For the periods ended March 31, 2000 and 1999, the potential common shares have an antidilutive effect on the net loss per common share for common shareholders. Accordingly, diluted net loss per common share for common shareholders has not been presented.

NOTE 9 - COMPREHENSIVE LOSS

         The total comprehensive loss for the three months ended March 31, 2000 and 1999 was $3,736,262 and $3,487,482 respectively. The adjustment to arrive at the total comprehensive loss for each period consists of foreign currency translation.


NOTE 10 - INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

         The Company is a leading developer and marketer of integrated produce systems solutions specifically designed to address the needs of the rapidly growing market for fresh-cut produce. These products fall into two major classifications; processing technologies and related activities, and packaging materials. Processing technologies are designed to inhibit the enzymatic degradation that causes fruits and vegetables to begin to deteriorate immediately after processing and are sold primarily in the United States with smaller amounts also sold in Canada. This category also includes activities of the Company's fresh-cut corn and potato products, as well as provision of scientific and technical services in the United States. The Company's produce packaging business involves perforating, converting and printing of flexible packaging, including technologies and processes that are proprietary to the Company, which are marketed in North and South America, the United Kingdom and Continental Europe.

         The following table summarizes the Company's financial information by industry segment.

                                                         Three Months Ended March 31,
                                                        ------------------------------
                                                            2000               1999
                                                        -----------        -----------
Sales:
   Processing technologies and related activities       $   590,000        $ 1,810,000
   Packaging materials                                    5,462,000          5,948,000
                                                        -----------        -----------

          Total sales                                   $ 6,052,000        $ 7,758,000
                                                        ===========        ===========


Net (Loss) Income from Operations:
   Processing technologies and related activities       $(2,148,000)       $(3,078,000)
   Packaging materials                                     (311,000)            91,000
                                                        -----------        -----------

          Total net (loss) income from operations       $(2,459,000)       $(2,987,000)
                                                        ===========        ===========


NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those statements at fair value. This statement is effective for fiscal years beginning after June 15, 2000, although early adoption is encouraged. The Company has not yet determined the impact SFAS No.133 will have on its consolidated financial position or results of operations.

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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Sales. Sales decreased from $7,758,000 in the three months ended March 31, 1999 to $6,052,000 in the three months ended March 31, 2000, a decrease of $1,706,000 or 22%. Sales of processing technologies and related activities decreased from $1,810,000 in the three months ended March 31,1999 to $590,000 in the three months ended March 31, 2000, a decrease of $1,220,000 or 67%. Of this decline, 83% was due to a reduction in sales of corn products as detailed below. Sales of US packaging materials increased from $680,000 in the three months ended March 31, 1999 to $941,000 in the three months ended March 31,2000, an increase of $261,000 or 38%. Sales of UK packaging materials increased from $2,715,000 in the three months ended March 31, 1999 to $2,835,000 in the three months ended March 31, 2000, an increase of $120,000 or 4.4%. Sales of European packaging materials fell from $2,553,000 in the three months ended March 31, 1999 to $1,686,000 in the three months ended March 31, 2000, a decrease of $867,000 or 34%, of which approximately 50% of the decline was due to adverse currency conversion rates.

         The decrease in sales of processing technologies and related activities was mainly due to the lower sales revenue from fresh-cut corn sold through the Company's majority-owned affiliate, Newcorn, in the first quarter of 2000, and accounted for approximately 83% of the decline in this business segment As mentioned previously in the Company's annual report on Form 10K/A for the fiscal year ended December 31, 1999, the Company restructured the corn operations and withdrew from the market. This withdrawal also involved not only a reduction in overheads, thus reducing the breakeven level of sales, but also a complete reappraisal of the sales and purchasing model. The Company has identified the need for changes in the way it promotes its corn to major customers, to help support the year round model, and has been implementing such changes accordingly. In addition, the Company intends to focus its sales efforts on food service, as well as to develop its traditional retail market. In relation to this market extension, the Company is also extending the range of corn products available, and plans to introduce further new products during 2000 onwards.

         During the first quarter of 2000, the Company completed the relocation of its potato processing equipment from Somis, California to Pasco, Washington. The production and shipment of fresh-cut potato products commenced in March from the Pasco, Washington facility of Reser's. During this relocation period the Company withdrew a number of products from the market and thus there was a fall in revenue while the processing line was relocated. The products are now back in production. This relocation followed the signing in October 1999 of a strategic five-year manufacturing and co-pack agreement with Reser's, under which Reser's will process and supply EPL Food with all of EPL Food's fresh-cut potato product requirements. As stated earlier, this relocation caused some disruption to shipments and also caused the Company to restrict its sales and marketing activities until such time as the relocation was completed. The Company expects that volumes will increase in the second quarter of 2000 over the first quarter level.

         In addition to the above mentioned copack agreement, Reser's will process and supply EPL Food with a new range of blanched (partially cooked) potato products to be sold by EPL Food under the Fresh Alternatives TM brand. The Fresh Alternatives TM brand has been made available to EPL Food by the Sholl Group II, Inc., the exclusive licensee of The Pillsbury Company's Green Giant
(R) Fresh brand name. The Company has already commenced sales of these blanched potato products, although such sales did not have a material impact on sales revenue in the first quarter of 2000. In addition, the Company and Reser's agreed to enter into a related five-year non-exclusive license agreement for the Company's proprietary processing technology for potatoes. The Company currently believes these arrangements for both fresh and blanched potato products will have a material positive impact on the sales revenue of EPL Food in the balance of 2000 and beyond, although there can be no assurance such will be the case.

         During the quarter, the Company announced an exclusive licensing arrangement with Monterey Mushrooms for its Mushroom Fresh (R) processing technology. The Company currently believes that these arrangements will have a material contribution to processing technology revenue in 2000 and beyond, although there can be no assurance that this will in fact be the case. The first Mushroom Fresh (R) sale was made subsequent to the end of the quarter ended March 31, 2000. In addition, product testing continues on other vegetables, and in some cases has been expanded or accelerated, and significant costs have been incurred to date that are yet to yield material revenues. The Company is also following up on potential opportunities for processing technologies and scientific and technical services in Europe.

         The significant increase in U.S. packaging material sales was principally attributable to increasing sales of perforated products, as well as timing differences in shipments to large customers compared to the same period of 1999. The Company is currently engaged in discussions with a number of potential customers for new product applications and markets, especially in relation to the Company's proprietary perforating capabilities. These include applications in the consumer goods, produce, horticultural, bakery and pharmaceutical industries, amongst others. Some initial orders have been received during the first quarter of 2000. Should further such orders be forthcoming, the Company expects that such new business would make a material contribution to sales revenue in the balance of 2000 and onwards. There can be no assurance, however, that the Company will in fact obtain this business. As noted above, as part of the Company's desire to better exploit its perforation technologies in the U.S., the Company and ANC have agreed to unwind their joint venture and are discussing various alternative relationships going forward. In May 2000 the Company signed a two year manufacturing and supply agreement with Procter & Gamble to provide a key component for a new consumer product. This component, to be manufactured at a U.S. facility of the Company's U.S. packaging business, involves the use of proprietary technology. The product and its expected volume have not been identified for competitive reasons. Shipments of the component to Procter & Gamble are expected to commence during the year 2000. The U.S. packaging facility is being expanded to better manage the increased volume and production demands of this new agreement.

         The increase in U.K. packaging material sales was principally attributable to an increase in the sales of packaging to the produce industry. This increase is expected to become more noticeable as the year progresses and the volume of produce packaging increases. The Company is now the main supplier of produce packaging to processors supplying most of the main food retailers in the UK, and this market segment now represents the largest single segment of the UK business. The Company believes that its efforts to change product mix represent a more stable foundation for sustainable and more profitable growth, although there can be no assurance that the Company will be successful in these efforts. The year 2000 is expected to see a full year benefit of the increased new business, which is expected to generate a material increase in revenue during 2000 and beyond, although there can be no assurance that such additional revenue will be obtained. In addition, the Company's proprietary micro-perforating technology has enabled the Company to win new business in the area of cooked meat pastry products and the Company believes it is the market leader in this industry segment. New business continues to be gained in the area of "breathable" packaging and the Company has recently increased its production capacity in this area to handle the forecast volume increase. During the first quarter of 2000, the UK operation installed an 8 color press to further enhance its tactical abilities. Other applications are currently under development, which, if successful, could have a material impact on sales revenues in 2000, although there can be no assurance that this development will result in new business.

         The decline in sales of European packaging materials was due mainly to
(i) an adverse movement in exchange rates when converting sales into US dollars, which moved approximately 16% in the first quarter of 2000 as compared with the first quarter of 1999, and (ii) a delay and subsequent reduction in the citrus harvest for 1999/2000, as compared with the 1998/1999 period, While adverse currency conversion rates are expected at least in the short term to affect Spanish sales as reported in US dollars as compared to the year ago period, the Company expects sales volumes to increase from the first quarter 2000 levels. The Company, through its Spanish subsidiary Fabbri Artes Graficas Valencia, SA, ("Fabbri"), is targeting further expansion not only in Spain but in other European countries. In addition, Fabbri is reducing its dependency on the citrus crop by increasing its sales of packaging materials used in fresh produce and other areas. Fabbri is also seeking to expand its limited revenue derived from South American countries through existing and new contacts. Furthermore, Fabbri is working increasingly closely with the UK business not only to leverage the scientific and technical knowledge base, but to be able to offer customers a pan-European service offering. The increased technical base is reflected in the launch of the Company's Respire(R) brand of "breathable" packaging for fresh produce into Europe, from which Fabbri has already begun to gain new business, although it did not have a material impact on sales revenue in the first quarter of 2000.

         Gross Profit. Gross profit increased from $44,000 in the three months ended March 31, 1999 to $532,000 in the three months ended March 31, 2000, an increase of $488,000 (1,109% increase) or, as a percentage of sales, from 0.6% to 8.8%. This increase reflected the considerably reduced losses in the corn operations, following the restructuring that occurred at the end of 1999. Further benefits from this are expected to be seen as the year progresses and the volume of corn processed increases. In addition, there was an improvement in the results of the potato operations, following the completion during the quarter of the relocation of the potato processing facility to Reser's Pasco, Washington facility. Again, further benefits of this will be seen as the year rolls out and volumes of potatoes processed increases. The gross margin in the US packaging business also improved, as a result of improved volumes and a more beneficial sales mix. These gains were offset by a fall in the gross profit in European packaging. This was impacted by the lower sales volumes, which impacted margins disproportionately given the level of fixed costs, as well as the adverse conversion rates mentioned above.

         Gross profit from period-to-period may also be impacted by pricing pressures on Newcorn's corn business primarily attributable to the extent to which bulk corn is available in regions where Newcorn's fresh-cut corn products are sold, which is largely a function of the timing of and variations in regional harvest yields. The Company has restructured the way it buys bulk corn so as to minimize any fixed volumes it is required to take. This provides the Company with options as to how much it is committed to take, with additional amounts available on the spot market.

         In addition, the Company continues to accelerate the development of certain applications for its proprietary micro-perforating technology. These costs are primarily expensed as incurred. Although the benefits of this expense started to contribute to incremental sales revenue and gross profit in the 1999 fourth quarter in the U.K. packaging business, it is expected to increase significantly in the U.K. and other areas as the Company moves through 2000 and beyond, although there can be no assurance that such will be the case.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $1,923,000 in the three months ended March 31, 1999 to $2,145,000 in the three months ended March 31, 2000, an increase of $222,000 or 11.5%. This increase was due primarily to (i) the continuing and accelerating development of the Company's sales and marketing efforts, particularly in relation to a number of packaging development projects, and (ii) other one time costs, including additional professional fees. The Company's sales and marketing efforts with respect to processing technologies and related activities are primarily focused on fresh-cut potatoes, apples and mushrooms, together with packaging applications. Some products have moved from the product development stage to the market development.

         Research and Development Costs. Research and development costs decreased from $582,000 in the three months ended March 31, 1999 to $324,000 in the three months ended March 31, 2000, a decrease of $258,000 or 44.0%. This reduction reflects the reallocation of resources from development to application and execution. The Company continues to expense all development costs, whether product, market or sales related, in the year incurred, and thus costs are incurred prior to the benefits, if any, that may be expected to be realized from such expense. The Company expects that research and development costs will continue at no less than recent levels and may increase.

         Depreciation and Amortization. Depreciation and amortization decreased marginally from $526,000 in the three months ended March 31, 1999 to $523,000 in the three months ended March 31, 2000, a decrease of $3,000 or 0.6%.

         Loss from Operations. Loss from operations decreased from $2,987,000 in the three months ended March 31, 1999 to $2,459,000 in the three months ended March 31, 2000, an improvement of $528,000 or 17.7%. The decrease in the loss was primarily due to an improvement in gross margins, despite the lower sales revenue. In addition, there was a net fall in total operating expenses, excluding depreciation and amortization, of $36,000. Further improvements are expected in this regard, and management believes that the infrastructure costs can be further leveraged as sales continue to develop. Management believes that considerable progress continues to be made to exploit the commercial value of the Company's technologies and that the foundation for future sustainable growth has been considerably strengthened. However, because all development costs are expensed as they are incurred, together with the fact that such expense is necessarily incurred before the benefits of increased sales and improved margins can be seen, the Company's financial results do not yet reflect this activity.

         Interest Expense The increase in interest charges from the 1999 first quarter charge of $50,000 principally reflects the non cash cost amortization of deferred finance costs brought forward from 1999, plus a fair value provision for warrants granted in the first quarter of 2000 in connection with the new financing described in Note 4 to the Company's financial statements.

         Gain on sale of fixed assets. As noted in the Company's 1999 consolidated financial statements, the Company completed a sale and leaseback of the land and building at its Spanish trading subsidiary, Fabbri, with an unrelated third party, in July 1999. The Company raised gross proceeds, before costs and taxes, of PTS800,000,000 (approximately $5,100,000). The Company expects to realize a total pretax profit of approximately $2,303,000 on this transaction. For financial reporting purposes, $94,000 of this total profit was recognized in the first quarter of 2000. The remaining balance will be recognized over the eight year life of the associated leaseback. The tax on this profit can be deferred for up to 10 years under Spanish tax rules.

         Accretion, Discount and Dividends on Preferred Stock. The accretion, discount and dividends on preferred stock increased from $124,000 for the three months ended March 31, 1999 to $154,000 in the three months ended March 31, 2000, an increase of $30,000 or 24%. The increase was due to an adjustment reflecting the fair value of warrants issued during the first quarter of 2000. Most of the expense in 1999 related to an appreciation provision on the Series D Stock, all of which Stock was converted by December 31, 1999.

YEAR 2000 COMPLIANCE DISCLOSURE

         The term "year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and the performance of date-sensitive calculations by computers and other equipment as the year 2000 is approached and reached. During late 1998 and 1999, the Company adopted a written plan (the "EPL Y2K Plan") which outlined the actions the Company planned to take to identify and address year 2000 issues. The EPL Y2K Plan required each of the Company's business units to prepare a compliance plan (a "Unit Plan") which (i) summarized efforts taken to identify, prioritize and address year 2000 issues facing such business unit, (ii) estimated the extent to which these year 2000 issues have been addressed, and (iii) flagged foreseeable problems.

         The EPL Y2K Plan called for each Unit Plan to identify, prioritize and address both "internal" year 2000 issues (those arising from such unit's computer hardware and software, embedded chips and unit practices with respect to date entry) and "external" year 2000 issues (those arising by virtue of material relationships with customers and suppliers which have year 2000 issues). The Company received and reviewed Unit Plans from each of its business units and completed its identification of year 2000 issues that might reasonably have had a material impact on the Company's operations. The completed development of its remediation plans for such material issues during the second quarter of 1999 and performed most of the required remediation during the third quarter of 1999. Early in the fourth quarter of 1999, the Company completed its already substantially performed identification and prioritization of, and communication with, critical suppliers, distributors and customers to determine the extent to which the Company might have been vulnerable to external year 2000 issues. While no material risks were identified, the Company developed contingency plans as noted below to address external parties' potential shortcomings.

         The total cost of the Company's year 2000 project, excluding the cost of using internal resources, was approximately $100,000 and funded through operating cashflows. Of this total cost, approximately $30,000 was attributable to the purchase of new hardware and software and was capitalized in accordance with the Company's current policies, with the remaining $70,000 was expensed as incurred during 1999. Contingency plans to address possible business interruptions resulting from internal or external Year 2000 factors were in place by the end of November 1999. These contingency plans included stockpiling raw materials, increasing inventory levels, securing alternate sources of supply, scheduling non mission-critical activities during the first week of 2000, making contingency arrangements for funds transfer, establishing back-up means of communication and other measures.

         As a result of the Company's internal efforts and preparation, together with that of our suppliers and customers, no business interruptions of any kind resulted from Year 2000 causes. The operations will continue to be reviewed in relation to the possibility of delayed effects that might arise.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had $1,252,082 in cash and short term investments (including $378,209 of restricted cash - current and $500,508 of restricted cash - non current), compared with $1,493,231 (including $394,516 of restricted cash - current and $511,126 of restricted cash - non current) at December 31, 1999, a decrease of $241,149. During the three months ended March 31, 2000, $2,986,449 was used in operating activities. In addition, $1,188,514 was used in investing activities to purchase fixed assets, principally the eight color press for the U.K. packaging business. The increase in cash used in operating activities of $2,611,991 in the three months ended March 31, 2000 compared to the same period in 1999 reflected the significant reduction in accounts payable, which were reduced by over 21% in the period ended March 31, 2000, offset by an increase in non cash charges, comprised mainly of the amortization of deferred finance charges.

         Total financing activities during the three months ended March 31, 2000 generated $4,288,643, compared with $936,735 in the same period in 1999. This was primarily from the proceeds of short term debt received in 2000, as well as associated long term debt from financing the acquisition of the eight color press mentioned above.

         As of March 31, 2000, the Company had drawn $640,000 under an existing line of credit with the Bank of Scotland, entered into by its subsidiary EPL Technologies (Europe) Limited, for up to $640,000, which bears interest of 2% over bank base rate (5.75% as of March 31, 2000). The Company also has a short-term line of credit with the Bank of Scotland for up to approximately $1,600,000 which also bears interest of 2% over bank base rate. At March 31, 2000, approximately $1,379,100 had been drawn under this facility. The lines of credit are collateralized by the assets of EPL Technologies (Europe) Limited and its subsidiaries. The debt agreements with the Bank of Scotland contain certain covenants applicable to the results of operations of these businesses which provide for maintenance of minimum asset levels and minimum earnings before interest and tax to external interest ratios.

         During 1999 the Company, through its Spanish subsidiary Fabbri, finalized with BankInter an unsecured line of credit for PTS50,000,000 ($287,400 at $1.00:PTS 174). The Company had drawn PTS20,000,000 ($155,000 at $1.00:PTS
174) March 31, 2000. The facility carries interest of 1.0% over BankInter base rate (2.85% as of March 31, 2000). There are no covenants applicable to the facility.

         During the final quarter of 1999, the Company, through its subsidiary, EPL Flexible Packaging, Inc., was granted a short term credit facility of $100,000 with Old Second National Bank of Aurora. This facility is secured upon the inventory of EPL Flexible Packaging, Inc. and carries interest at a rate of 1.5% over the banks prime rate (8.25% as at March 31, 2000). There are no covenants applicable to this facility. As at March 31, 2000, $100,000 had been drawn under this facility.

         At the end of the third quarter of 1998, Newcorn entered into two equipment financing loans with General Electric Capital Corporation ("GECC") and Santa Barbara Bank & Trust ("SBBT") secured by specifically identified capital assets. The GECC loan is for approximately $549,000 for a term of 48 months bearing interest at 10.25% per annum. The SBBT loan is for approximately $466,000 for a term of 48 months payable in equal monthly installments bearing interest at 10.5% per annum. At March 31, 2000, approximately $369,000 and $314,000 were outstanding under the GECC and SBBT loans, respectively.

         In March 1999, Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company on a short term basis a revolving credit facility in an amount of up to $500,000, which amount was increased to $1,000,000 in June 1999. At March 31, 2000 $389,400 of the credit facility was outstanding. The Company's obligations under this facility are unsecured, and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum. The Company's Chairman has agreed to defer repayment of the remaining balance owed to him until the Company is able to do so. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by Mr. Devine in connection with advancing funds to the Company under this facility.

         In December 1999 two investment funds affiliated with the Company granted the Company a credit facility of $3,500,000, which amount was fully drawn as at December 31, 1999. The facility carries a stated interest at the rate of 10% per annum and is secured by a pledge of certain assets of the Company. In connection with this facility, the Company issued two million shares of Common Stock and issued a warrant to acquire 350,000 shares of Common Stock at an exercise price of $0.50 per share.

         In February and March 2000, the Company, in a series of transactions, borrowed from individual investors $3,275,000 for a period of 12 months. The loans, which are unsecured, carry interest at the rate of 10% per annum. In connection with these loans, the Company issued warrants to acquire a total of 1,637,500 shares of Common Stock at an exercise price of $1.00 per share.

         At March 31, 2000, the Company had warrants outstanding and exercisable to purchase 6,326,357 shares of common stock at a weighted average price of $1.43 per share. In addition, at March 31, 2000, the Company had 2,210,875 options outstanding and exercisable to purchase shares of common stock at a weighted average price of $7.57 per share. At March 31, 2000, there were no material commitments for capital expenditures.

         The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support the Company's cost structure, and the financial statements have been prepared on that basis. Historically, the Company's revenues have not been sufficient to fund the development of the Company's business, and thus it has had to finance its operating losses externally principally through equity or debt financing. This, together with the fact that the Company has incurred net losses, exclusive of accretion, discount and dividends on preferred stock, of $7,187,000, $7,781,000 and $14,416,000 in 1997, 1998 and 1999 respectively, had an accumulated deficit of $50,270,000 and negative working capital as of December 31, 1999, caused the Company's auditors to indicate that they felt there was substantial doubt about the Company's ability to continue as a going concern.

         To address the current financial situation, the Company has undergone a number of operational improvements as well as made significant investments in development and marketing activities related to its various processing technology businesses and packaging businesses in 1999 and 1998, which the Company's management believes will improve cash flows from operations. The Company expects that the following, amongst others, should contribute to an improvement in the financial performance of the Company in the year 2000 and beyond, although there can be no assurance that such will in fact be the case:
(i) the restructuring of the corn portion of the processing aids business segment and the reduction in ongoing overheads of that operation, (ii) the agreement with Reser's for Reser's to process and supply EPL Food with all of EPL Food's fresh-cut potato requirements, (iii) the Company's completion subsequent to the year end of the relocation of its potato processing equipment and production and shipment of fresh-cut potato products commenced from Reser's Pacso, Washington facility, (iv) further exploitation of the Company's processing technologies, as evidenced by the exclusive licensing arrangement with Monterey Mushrooms for mushrooms entered into subsequent to year-end, and
(v) further exploitation of the Company's perforating technologies, as evidenced by the new orders gained in produce packaging in the U.K. during the fourth quarter of 1999 and first quarter of 2000, together with the various applications development projects currently in progress.

         At March 31, 2000, the Company had available borrowing facilities remaining in the U.S., U.K. and Spain of approximately $353,000. In addition, as mentioned above, during the quarter the Company obtained a 12-month loan of $3,275,000 from individual investors. Such loan has a stated interest rate of 10%. The Company will be required to seek additional and longer-term debt or equity financing to fund operating requirements in 2000 and repay and/or refinance existing short term debt. The Company is currently due to repay a credit facility granted by two investment funds affiliated with the Company in June 2000 in the amount of $3,500,000. In this regard, the Company is currently exploring a number of options to raise additional capital over and above that mentioned above. The cost of such additional financing arrangements may not be acceptable to the Company and could result in significant dilution to the Company's existing shareholders. No assurances can be given that the Company will be successful in raising additional capital and failure to raise such capital, if needed, could have a material adverse effect on the Company's business, financial condition and results of operations.


FORWARD LOOKING STATEMENTS

         Statements in the foregoing discussion that are not statements of historical fact and reflect the intent, belief or expectations of the Company and its management regarding the anticipated impact of events, circumstances and trends should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance, and actual results may vary materially from those projected in the forward-looking statements. Meaningful factors that might affect such results include, but are not limited to: a) the Company's needs for capital, including capital for acquisitions, which needs have been and are expected to continue to be substantial, and its potential inability to obtain additional financing on satisfactory terms, b) the Company's product development and sales process, which is lengthy and resource intensive,
c) the uncertainty of demand for, or the market acceptance of, the Company's products and services, d) the Company's limited resources and experience in marketing and selling its products and services, e) personnel resources and production requirements and potential difficulties in cross-marketing and managing multiple product lines, f) the Company's potential inability to identify and acquire acceptable acquisition targets, to the extent necessary to fulfill its expansion plans, and its potential inability to successfully integrate any such acquisitions into its operations, g) potential product obsolescence and short product life cycles, h) potential competition, particularly in the market for produce packaging, from companies with greater financial, management and other resources, i) the unpredictability and volatility of the market for agricultural products, j) changes in U.S. and foreign regulation, k) difficulty with research and development and sales and marketing activities regarding new and existing products, including extension of necessary time periods or increase in expense for product introduction and market penetration, l) potential difficulties in obtaining or protecting intellectual property rights or the infringement of proprietary or other rights of the Company by third parties, m) raw material availability and pricing, n) loss of services of key employees of the Company and o) delays in the Company's ability to bring into production Newcorn's new processing facilities, as well as other information contained in the Company's other filings with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None


ITEM 5.  OTHER INFORMATION.

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)     Exhibits

                Exhibit 11.0     Computation of Loss per share


         b)     Reports on Form 8-K

                On March 15, 2000 the Company filed an 8-K under Item 5 thereof relating to a series of credit transactions between the Company and a group of individual investors for a short term loan of $3,275,000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EPL TECHNOLOGIES, INC.




Date:     May 12, 2000              /s/ Paul L. Devine
                                    Paul L. Devine
                                    Chairman and President
                                    (Principal Executive Officer)



Date:      May 12, 2000             /s/Robert S. Brzezinski
                                    Robert S. Brzezinski
                                    Treasurer
                                    (Principal Financial and Accounting Officer)