Form 10-Q/A
period 2000-03-31
EPL TECHNOLOGIES INC
filed 2000-08-17
CIK 945269

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

               32,965,618 shares of $0.001 par value common stock
                        outstanding as of June 30, 2000.

                             EPL TECHNOLOGIES, INC.

                                      INDEX

                                                                                     Page
                                                                                     ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                 A.  CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2000 (AS RESTATED) AND DECEMBER 31, 1999        1

                 B.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED MARCH 31, 2000 (AS RESTATED)
                     AND 1999                                                        2

                 C.  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31, 2000 (AS RESTATED)
                     AND 1999                                                        3

                 D.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS            4


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                        9
            CONDITION AND RESULTS OF OPERATIONS.



                           PART II - OTHER INFORMATION

ITEM 5.     OTHER INFORMATION                                                        16

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                        16

            SIGNATURES.                                                              17

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31,                DECEMBER 31,
                                                                                    2000                      1999
                                                                                 ----------               ----------
                                                                                (UNAUDITED)                    *
                                                                                (AS RESTATED
                                                                                 SEE NOTE 12)
                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                     $    373,365             $    587,589
 Restricted cash - current                                                          378,209                  394,516
 Accounts receivable, net                                                         4,627,642                5,318,724
 Inventories                                                                      4,353,498                4,225,435
 Prepaid expenses and other current assets                                        6,029,335                2,552,115
                                                                               ------------             ------------
        Total Current Assets                                                     15,762,049               13,078,379
                                                                               ------------             ------------


PROPERTY AND EQUIPMENT, Net                                                       9,645,279                8,862,422
                                                                               ------------             ------------

OTHER ASSETS
 Patent, net                                                                        775,542                  783,535
 Goodwill                                                                         2,393,917                2,493,793
 Other intangibles, net                                                             136,319                  145,448
 Restricted cash - non current                                                      500,508                  511,126
 Other noncurrent assets                                                             66,000                  124,000
                                                                               ------------             ------------
        Total Other Assets                                                        3,872,286                4,057,902
                                                                               ------------             ------------

      TOTAL ASSETS                                                             $ 29,279,614             $ 25,998,703
                                                                               ============             ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                              $  7,591,576             $  9,645,801
 Accrued expenses                                                                 1,808,168                1,615,006
 Other liabilities                                                                1,810,555                1,704,707
 Deferred gain on sale-leaseback, current portion                                   359,985                  359,985
 Short term revolving credit facilities with related parties                      3,889,400                3,877,000
 Current portion of long-term debt and short term credit facilities               5,428,427                1,918,572
                                                                               ------------             ------------
        Total Current Liabilities                                                20,888,111               19,121,071
LONG TERM DEBT                                                                    2,106,915                1,340,527
DEFERRED GAIN ON SALE-LEASEBACK, NONCURRENT PORTION                               1,577,160                1,670,700
DEFERRED INCOME TAXES                                                               214,258                  191,196
                                                                               ------------             ------------
        Total Liabilities                                                        24,786,444               22,323,494
                                                                               ------------             ------------

SHAREHOLDERS' EQUITY
 Convertible Series A Preferred Stock                                                60,000                   60,000
 Common Stock                                                                        30,776                   30,776
 Additional paid-in capital                                                      60,389,806               54,916,708
 Accumulated deficit                                                            (54,570,349)             (50,270,041)
 Treasury stock, at cost                                                           (138,160)                (138,160)
 Accumulated other comprehensive (loss)                                          (1,278,903)                (924,074)
                                                                               ------------             ------------
        Total Shareholders' Equity                                                4,493,170                3,675,209
                                                                               ------------             ------------
      TOTAL LIABILITY AND SHAREHOLDERS' EQUITY                                 $ 29,279,614             $ 25,998,703
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

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                           March 31,
                                                                -----------------------------------
                                                                   2000                    1999
                                                                -----------             -----------
                                                               (As restated
                                                               see note 12)
Sales                                                           $ 6,052,123             $ 7,757,530

Cost of sales                                                     5,519,881               7,713,818
                                                                -----------             -----------

Gross profit                                                        532,242                  43,712

Selling, general and administrative expenses                      2,169,882               1,922,620

Research and development costs                                      323,723                 582,357

Depreciation and amortization                                       522,655                 525,492
                                                                -----------             -----------

Loss from operations                                             (2,484,018)             (2,986,757)

Interest expense, net                                             1,343,523                  49,562

Gain on sale of fixed assets                                        (93,540)

Net (loss) income from unconsolidated affiliates                                             (3,813)
                                                                -----------             -----------

Loss before income tax expense                                   (3,734,001)             (3,032,506)

Income tax expense                                                   28,062
                                                                -----------             -----------

Net loss                                                        $(3,762,063)             (3,032,506)

Accretion, discount and dividends on preferred stock                539,745                 123,833
                                                                -----------             -----------

Net loss applicable to common shareholders                      $(4,301,808)            $(3,156,339)
                                                                ===========             ===========

Basic loss per common share                                     $     (0.14)            $     (0.27)
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

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                     -----------------------------------
                                                                         2000                   1999
                                                                     -----------             -----------
                                                                    (As restated
                                                                     see note 12)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        ($3,762,063)            ($3,032,506)
     Adjustments to reconcile net loss to net cash
        used in operating activities                                   1,793,445                 525,492
     Minority interest                                                                             3,813
     Changes in assets and liabilities                                (1,017,831)              2,128,743
                                                                     -----------             -----------

        Net cash used in operating activities                         (2,986,449)               (374,458)
                                                                     -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                         (1,188,514)               (447,559)
     Proceeds from sale of fixed assets

                                                                     -----------             -----------
        Net cash used in investing activities                         (1,188,514)               (447,559)
                                                                     -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from exercise of options/warrants                                               62,500
     Proceeds from short term debt                                     3,325,000                 975,000
     Proceeds from long term debt                                      1,037,086
     Repayment of long term debt                                         (73,443)               (100,765)
                                                                     -----------             -----------

        Net cash provided by financing activities                      4,288,643                 936,735
                                                                     -----------             -----------

EFFECT OF EXCHANGE RATE ON CASH                                         (354,829)               (454,976)

DECREASE IN CASH AND CASH EQUIVALENTS                                   (241,149)               (340,258)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           1,493,231               1,831,139
                                                                     -----------             -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 1,252,082             $ 1,490,881
                                                                     ===========             ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING ACTIVITIES:
     Accretion of warrants, discount, increased value and
        issuance costs related to preferred stock                    $   540,000             $   123,833
     Issuance of warrants to lenders and consultants                 $   480,000

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

            At March 31, 2000 the Company had available borrowing facilities remaining in the U.S., U.K. and Spain of approximately $353,000. One country's operations can obtain advances from another. In addition, as mentioned in Note 4 below, during the quarter the Company obtained a 12-month loan of $3,275,000 from individual investors. Such loan has a stated interest rate of 10% per annum. The Company will be required to seek additional and longer-term debt or equity financing to fund operating requirements in 2000 and repay and/or refinance existing short term debt. In this regard, the Company is currently exploring a number of options to raise additional capital. The cost of such additional financing arrangements may not be acceptable to the Company and could result in significant dilution to the Company's existing shareholders. No assurances can be given that the Company will be successful in raising additional capital and failure to raise such capital, if needed, could have a material adverse effect on the Company's business, financial condition and results of operations.


NOTE 3 - INVENTORIES

Inventories consisted of the following:

                                                                               March 31, 2000        December 31, 1999
                                                                               --------------        -----------------
            Raw Materials and Supplies                                            $ 2,186,877           $ 2,320,560
            Finished Goods                                                          2,166,621             1,904,875
                                                                                  -----------           -----------

                 Total Inventories                                                $ 4,353,498           $ 4,225,435
                                                                                  ===========           ===========

NOTE 4 - NOTES PAYABLE

            In March 1999, Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company, on a short term basis, a revolving credit facility in an amount up to $500,000, which was increased to $1,000,000 in June 1999. At March 31, 2000, $389,400 of this credit facility was outstanding. The Company's obligations under this facility are unsecured and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum. Mr. Devine has agreed to defer repayment of the remaining balance owed to him until such time as the Company is able to do so. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by Mr. Devine in connection with advancing funds to the Company under this facility.

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

            In February and March 2000, the Company, in a series of transactions, borrowed from individual investors $3,275,000 for a period of 12 months. The loans, which are unsecured, carry interest at the rate of 10% per annum. In connection with these loans, the Company issued warrants to acquire a total of 1,637,500 shares of Common Stock at an exercise price of $1.00 per share. The effective interest rate of this facility, after including the value of the warrants issued, is approximately 150%. The fair value of the warrants was recorded as deferred fair value costs on the balance sheet under prepaid expenses and other current assets and is being amortized into interest expense over the life of the debt.

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

            At the Annual Meeting of the Company held on July 21, 1997, the shareholders of the Company approved an increase in the number of shares of Board Designated Preferred Stock reserved for issuance from 2,000,000 to 4,000,000 shares. During 1997, the Company issued a further 12,500 shares of Board Designated Preferred Stock - designated Series D Convertible Preferred Stock - at an aggregate consideration, before associated costs and expenses, of $12,500,000, to three new institutional investors (the "Series D Stock"). Such issuance was made under Regulation D under the Securities Act of 1933, as amended, in a transaction not involving a public offering. In connection with the issuance of the Series D Stock, the Company issued warrants to purchase 201,614 of the Company's Common Stock at an exercise price of 130% of the closing price on the issuance date (i.e. $20.16 per share). During 1999 all of the remaining Series D Stock was converted.


NOTE 6 - ISSUANCE OF COMMON STOCK AND EXERCISE OF OPTIONS

            No shares of Common Stock were issued during the quarter ended March 31, 2000.


NOTE 7 - ISSUANCE OF WARRANTS


         During the quarter, the Company issued warrants to acquire a total of 1,637,500 shares of Common Stock, in connection with new loans totalling $3,275,000, as detailed in Note 4 above. The value ascribed to these warrants ($4,711,000) has been recorded as deferred debt costs and is being amortized into interest expense over the 12 month life of the loans, commencing in March 2000. In addition, the Company issued warrants to acquire 300,000, which conversion was shares of Common Stock in relation to the conversion of the Series D Stock, which conversion was completed in December 1999. After the expiration of each 30 day period, warrants to purchase a further 100,000 shares of Common Stock will be due to be issued, at an exercise price of $0.52 per share, until such time as the shares of Common Stock issued upon conversion of the Series D Stock are registered. The value ascribed to these warrants ($528,200) was amortized to accretion, discount and dividends in the first quarter of 2000. The Company also granted warrants to acquire 150,000 shares of Common Stock to consultants in lieu of cash compensation for advisory services provided in the first quarter and over the remainder of 2000. The value of these warrants ($124,200) will be recorded as selling, general and administrative expenses in the Company's statement of operations over the expected service period of 12 months. Other warrants to acquire 65,000 shares of Common Stock were issued during the first quarter, with a total value ascribed to them of $98,900. Of this, $13,800 was expensed to selling, general and administrative expenses in the first quarter, $42,550 expensed to interest expense in the first quarter of 2000, and $42,550 will be expensed to interest in the second quarter of 2000.

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

NOTE 9 - COMPREHENSIVE LOSS

            The total comprehensive loss for the three months ended March 31, 2000 and 1999 was $4,116,892 and $3,487,482 respectively. The adjustment to arrive at the total comprehensive loss for each period consists of foreign currency translation.


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

            The following table summarizes the Company's financial information by industry segment.

                                                                 Three Months Ended March 31,
                                                             -----------------------------------
                                                                 2000                    1999
                                                             -----------             -----------
Sales:

   Processing technologies and related activities            $   590,000             $ 1,810,000
   Packaging materials                                         5,462,000               5,948,000
                                                             -----------             -----------

          Total sales                                        $ 6,052,000             $ 7,758,000
                                                             ===========             ===========

Net (Loss) Income from Operations:

   Processing technologies and related activities            $(2,173,000)            $(3,078,000)
   Packaging materials                                          (311,000)                 91,000
                                                             -----------             -----------

          Total net (loss) income from operations            $(2,484,000)            $(2,987,000)
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

NOTE 12 - RESTATEMENT OF MARCH 31, 2000 UNAUDITED FINANCIAL STATEMENTS


         Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2000, it has been determined that the fair value of warrants issued to non-employees for services rendered, in connection with debt financing and to certain stockholders pursuant to certain conversion agreements during the quarter ended March 31, 2000 (as noted in Note 7) should be revised. In determining the original fair value of the warrants issued, the Company used the average fair value of warrants issued during the fourth quarter of 1999. These values have now been updated to reflect the actual market prices of the stock on the date of issuance of the respective warrants. Accordingly, the Company recorded additional selling, general, and administrative expense of $24,637, additional interest expense of $355,993, and additional accretion, discount, and dividends on preferred stock of $385,565. As a result, the condensed consolidated financial statements as of March 31, 2000 and for the three-month period then ended have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:


For the three months ended March 31, 2000                  As previously reported        As restated
                                                           ----------------------        -----------
Selling, general and administrative expenses                      2,145,245               2,169,882
Loss from operations                                             (2,459,381)             (2,484,018)
Interest expense, net                                               987,530               1,343,523
Net loss                                                         (3,381,433)             (3,762,063)
Accretion, discount and dividends on preferred stock                154,180                 539,745
Net loss available for common shareholders                       (3,535,613)             (4,301,808)
Net loss per share                                                    (0.12)                  (0.14)

At March 31, 2000
Prepaid expenses and other current assets                         2,356,161               6,029,335
Additional paid in capital                                       55,950,437              60,389,806
Accumulated deficit                                             (53,804,154)            (54,570,349)
Total Stockholders' equity                                          819,996               4,493,170

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


            Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2000, it has been determined that the fair value of warrants issued to non-employees for services rendered, in connection with debt financing and to certain stockholders pursuant to certain conversion agreements during the quarter ended March 31, 2000 (as noted in Note 7) should be revised. In determining the original fair value of the warrants issued, the Company used the average fair value of warrants issued during the fourth quarter of 1999. These values have now been updated to reflect the actual market prices of the stock on the date of issuance of the respective warrants. Accordingly, the Company recorded additional selling, general, and administrative expense of $24,637, additional interest expense of $355,993, and additional accretion, discount, and dividends on preferred stock of $385,565. As a result, the condensed consolidated financial statements as of March 31, 2000 and for the three month period then ended have been restated from the amounts previously reported. See
Note 12 to the condensed consolidated financial statements included herein.


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

            Sales. Sales decreased from $7,758,000 in the three months ended March 31, 1999 to $6,052,000 in the three months ended March 31, 2000, a decrease of $1,706,000 or 22%. Sales of processing technologies and related activities decreased from $1,810,000 in the three months ended March 31, 1999 to $590,000 in the three months ended March 31, 2000, a decrease of $1,220,000 or 67%. Of this decline, 83% was due to a reduction in sales of corn products as detailed below. Sales of US packaging materials increased from $680,000 in the three months ended March 31, 1999 to $941,000 in the three months ended March 31, 2000, an increase of $261,000 or 38%. Sales of UK packaging materials increased from $2,715,000 in the three months ended March 31, 1999 to $2,835,000 in the three months ended March 31, 2000, an increase of $120,000 or 4.4%. Sales of European packaging materials fell from $2,553,000 in the three months ended March 31, 1999 to $1,686,000 in the three months ended March 31, 2000, a decrease of $867,000 or 34%, of which approximately 50% of the decline was due to adverse currency conversion rates.

            The decrease in sales of processing technologies and related activities was mainly due to the lower sales revenue from fresh-cut corn sold through the Company's majority-owned affiliate, Newcorn, in the first quarter of 2000, and accounted for approximately 83% of the decline in this business segment. As mentioned previously in the Company's annual report on Form 10K/A for the fiscal year ended December 31, 1999, the Company restructured the corn operations and withdrew from the market. This withdrawal also involved not only a reduction in overheads, thus reducing the breakeven level of sales, but also a complete reappraisal of the sales and purchasing model. The Company has identified the need for changes in the way it promotes its corn to major customers, to help support the year round model, and has been implementing such changes accordingly. In addition, the Company intends to focus its sales efforts on food service, as well as to develop its traditional retail market. In relation to this market extension, the Company is also extending the range of corn products available, and plans to introduce further new products during 2000 onwards.

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

            In addition to the above mentioned copack agreement, Reser's will process and supply EPL Food with a new range of blanched (partially cooked) potato products to be sold by EPL Food under the Fresh Alternatives(TM) brand. The Fresh Alternatives(TM) brand has been made available to EPL Food by the Sholl Group II, Inc., the exclusive licensee of The Pillsbury Company's Green Giant(R) Fresh brand name. The Company has already commenced sales of these blanched potato products, although such sales did not have a material impact on sales revenue in the first quarter of 2000. In addition, the Company and Reser's agreed to enter into a related five-year non-exclusive license agreement for the Company's proprietary processing technology for potatoes. The Company currently believes these arrangements for both fresh and blanched potato products will have a material positive impact on the sales revenue of EPL Food in the balance of 2000 and beyond, although there can be no assurance such will be the case.

            During the quarter, the Company announced an exclusive licensing arrangement with Monterey Mushrooms for its Mushroom Fresh(R) processing technology. The Company currently believes that these arrangements will have a material contribution to processing technology revenue in 2000 and beyond, although there can be no assurance that this will in fact be the case. The first Mushroom Fresh(R) sale was made subsequent to the end of the quarter ended March 31, 2000. In addition, product testing continues on other vegetables, and in some cases has been expanded or accelerated, and significant costs have been incurred to date that are yet to yield material revenues. The Company is also following up on potential opportunities for processing technologies and scientific and technical services in Europe.

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

            The decline in sales of European packaging materials was due mainly to (i) an adverse movement in exchange rates when converting sales into US dollars, which moved approximately 16% in the first quarter of 2000 as compared with the first quarter of 1999, and (ii) a delay and subsequent reduction in the citrus harvest for 1999/2000, as compared with the 1998/1999 period. While adverse currency conversion rates are expected at least in the short term to affect Spanish sales as reported in US dollars as compared to the year ago period, the Company expects sales volumes to increase from the first quarter 2000 levels. The Company, through its Spanish subsidiary Fabbri Artes Graficas Valencia, SA, ("Fabbri"), is targeting further expansion not only in Spain but in other European countries. In addition, Fabbri is reducing its dependency on the citrus crop by increasing its sales of packaging materials used in fresh produce and other areas. Fabbri is also seeking to expand its limited revenue derived from South American countries through existing and new contacts. Furthermore, Fabbri is working increasingly closely with the UK business not only to leverage the scientific and technical knowledge base, but to be able to offer customers a pan-European service offering. The increased technical base is reflected in the launch of the Company's Respire(R) brand of "breathable" packaging for fresh produce into Europe, from which Fabbri has already begun to gain new business, although it did not have a material impact on sales revenue in the first quarter of 2000.

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

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $1,923,000 in the three months ended March 31, 1999 to $2,170,000 in the three months ended March 31, 2000, an increase of $247,000 or 12.8%. This increase was due primarily to (i) the continuing and accelerating development of the Company's sales and marketing efforts, particularly in relation to a number of packaging development projects, and (ii) other one time costs, including additional professional fees. The Company's sales and marketing efforts with respect to processing technologies and related activities are primarily focused on fresh-cut potatoes, apples and mushrooms, together with packaging applications. Some products have moved from the product development stage to the market development.

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

            Loss from Operations. Loss from operations decreased from $2,987,000 in the three months ended March 31, 1999 to $2,484,000 in the three months ended March 31, 2000, an improvement of $503,000 or 16.8%. The decrease in the loss was primarily due to an improvement in gross margins, despite the lower sales revenue. In addition, there was a net fall in total operating expenses, excluding depreciation and amortization, of $11,000. Further improvements are expected in this regard, and management believes that the infrastructure costs can be further leveraged as sales continue to develop. Management believes that considerable progress continues to be made to exploit the commercial value of the Company's technologies and that the foundation for future sustainable growth has been considerably strengthened. However, because all development costs are expensed as they are incurred, together with the fact that such expense is necessarily incurred before the benefits of increased sales and improved margins can be seen, the Company's financial results do not yet reflect this activity.

            Interest Expense. The increase in interest charges from the 1999 first quarter charge of $50,000 principally reflects a fair value provision for warrants granted in the first quarter of 2000 in connection with the new financing described in Note 4 to the Company's financial statements, plus the non cash cost amortization of deferred finance costs brought forward from 1999.

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

            Accretion, Discount and Dividends on Preferred Stock. The accretion, discount and dividends on preferred stock increased from $124,000 for the three months ended March 31, 1999 to $540,000 in the three months ended March 31, 2000, an increase of $416,000 or 335%. The increase was due to an adjustment reflecting the fair value of warrants issued during the first quarter of 2000. Most of the expense in 1999 related to an appreciation provision on the Series D Stock, all of which Stock was converted by December 31, 1999.

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

            During the final quarter of 1999, the Company, through its subsidiary, EPL Flexible Packaging, Inc., was granted a short term credit facility of $100,000 with Old Second National Bank of Aurora. This facility is secured upon the inventory of EPL Flexible Packaging, Inc. and carries interest at a rate of 1.5% over the bank's prime rate (8.25% as at March 31, 2000). There are no covenants applicable to this facility. As at March 31, 2000, $100,000 had been drawn under this facility.

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

            None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            a)     Exhibits

                   Exhibit 11.0     Computation of Loss per share


            b)     Reports on Form 8-K

                   On March 15, 2000 the Company filed an 8-K under Item 5 thereof relating to a series of credit transactions between the Company and a group of individual investors for a short term loan of $3,275,000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EPL TECHNOLOGIES, INC.




Date:   August 14, 2000                    /s/ Paul L. Devine
                                           -----------------------------
                                           Paul L. Devine
                                           Chairman and President
                                           (Principal Executive Officer)



Date:   August 14, 2000                    /s/ Timothy B Owen
                                           -----------------------------
                                           Timothy B Owen
                                           (Principal Financial and Accounting
                                           Officer)