Form 10-Q
period 2000-06-30
EPL TECHNOLOGIES INC
filed 2000-08-17
CIK 945269

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                       For the Quarter Ended JUNE 30, 2000

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the transition period from _____ to _____


                        Commission File Number: 001-15333

                             EPL TECHNOLOGIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


     Colorado                                                      84-0990658
---------------------                                  --------------
(State of incorporation)                (I.R.S. Employer Identification Number)






                        2 INTERNATIONAL PLAZA, SUITE 245
                                PHILADELPHIA, PA                     19113-1507
                            ---------------------                   ------------
                     (Address of principal executive offices)        (Zip Code)

                                 (610) 521-4400
                               ------------------
                     (Telephone number, including area code)


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

                             EPL TECHNOLOGIES, INC.

                                      INDEX

                                                                              Page
                                                                              ----

                     PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
             A.  CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF JUNE 30, 2000 AND DECEMBER 31, 1999                     1

             B.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000
                 AND 1999                                                      2

             C.  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999               3

             D.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS          4


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                      9
        CONDITION AND RESULTS OF OPERATIONS.





                       PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION                                                      19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                      19

        SIGNATURES.                                                            20

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                JUNE 30,         DECEMBER 31,
                                                                                                 2000              1999
                                                                                             -------------   ----------------
                                                                                               (Unaudited)          *
                                                               ASSETS
                                                               ------
CURRENT ASSETS
Cash and cash equivalents                                                               $     333,854       $     587,589
Restricted cash - current                                                                     381,355             394,516
Accounts receivable, net                                                                    5,585,921           5,318,724
Inventories                                                                                 4,499,606           4,225,435
Prepaid expenses and other current assets                                                   5,870,418           2,552,115
                                                                                         ------------        ------------
      Total Current Assets                                                                 16,671,154          13,078,379
                                                                                         ------------        ------------

PROPERTY AND EQUIPMENT, Net                                                                 9,251,403           8,862,422

OTHER ASSETS
Patents, net                                                                                  750,536             783,535
Goodwill                                                                                    2,285,245           2,493,793
Other intangibles, net                                                                        123,719             145,448
Restricted cash-non current                                                                   507,457             511,126
Other noncurrent assets                                                                        72,115             124,000
                                                                                         ------------        ------------
   Total Other Assets                                                                       3,739,072           4,057,902
                                                                                         ------------        ------------

       TOTAL ASSETS                                                                    $   29,661,629        $ 25,998,703
                                                                                        =============         ===========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
                                               ------------------------------------
CURRENT LIABILITIES
Accounts payable                                                                        $   8,409,488       $   9,645,801
Accrued expenses                                                                            2,320,815           1,615,006
Other liabilities                                                                           1,953,211           1,704,707
Deferred gain on sale-leaseback, current portion                                              359,985             359,985
Short term revolving credit facilities with related parties                                 3,710,060           3,877,000
Current portion of long-term debt and short term credit facilities                          5,385,094           1,918,572
                                                                                         ------------        ------------
      Total Current Liabilities                                                            22,138,653          19,121,071

LONG TERM DEBT                                                                              1,904,935           1,340,527
DEFERRED GAIN ON SALE-LEASEBACK, NONCURRENT PORTION                                         1,458,620           1,670,700
DEFERRED INCOME TAXES                                                                         240,229             191,196
                                                                                         ------------        ------------
   Total Liabilities                                                                       25,742,437          22,323,494
                                                                                         ------------        ------------

SHAREHOLDERS' EQUITY
Convertible Series A Preferred Stock                                                           60,000              60,000
Common Stock                                                                                   33,177              30,776
Additional paid-in capital                                                                 65,182,613          54,916,708
Accumulated deficit                                                                       (60,051,254)       (50,270,041)
Treasury stock, at cost                                                                      (138,160)          (138,160)
Foreign currency translation adjustment                                                    (1,167,184)          (924,074)
                                                                                         ------------        ------------
   TOTAL SHAREHOLDERS' EQUITY                                                               3,919,192           3,675,209
                                                                                         ------------        ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $   29,661,629     $   25,998,703
                                                                                          ============        ===========

* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED JUNE 30,          THREE MONTHS ENDED JUNE 30,
                                                             2000             1999               2000           1999
                                                        -------------     ------------        -----------    -----------
Sales                                                   $  13,988,125    $  16,049,179        $ 7,936,002    $ 8,291,649

Cost of sales                                              12,592,847       15,627,529          7,072,966      7,913,711
                                                        -------------     ------------        -----------    -----------


Gross profit                                                1,395,278          421,650            863,036        377,938

Selling, general and administrative expenses                4,287,084        3,856,078          2,117,202      1,933,458

Research and development costs                                676,424        1,129,942            352,701        547,585

Depreciation and amortization                               1,068,185        1,070,427            545,530        544,935
                                                        -------------     ------------        -----------    -----------


Net loss from operations                                   (4,636,415)      (5,634,797)        (2,152,397)    (2,648,040)

Interest expense, net                                       4,230,659          172,566          2,887,136        123,004

Gain on sale of fixed assets                                 (187,080)               0            (93,540)             0

Net loss from unconsolidated affiliates                             0           13,904                  0         17,717
                                                        -------------     ------------        -----------    -----------


Loss before income tax expense                             (8,679,994)      (5,821,267)        (4,945,993)    (2,788,761)

Income tax expense                                             56,124                0             28,062              0
                                                        -------------     ------------        -----------    -----------


Net loss                                                $  (8,736,118)   $  (5,821,267)       $(4,974,055)   $(2,788,761)

Deduct:
   Accretion, discount and dividends on                     1,048,091          245,833            508,346        122,000
   preferred stock                                      -------------     ------------        -----------    -----------

Net loss for common shareholders                        $  (9,784,209)   $  (6,067,100)       $(5,482,401)   $(2,910,761)
                                                         ============     ===========          ==========     ==========

Loss per common share                                   $       (0.31)   $       (0.51)       $     (0.17)   $     (0.24)
                                                         ============     ===========          ==========     ==========


The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                       -----------------------------
                                                                                        JUNE 30,           JUNE 30,
                                                                                          2000                1999
                                                                                       ----------          ---------
OPERATING ACTIVITIES:
        Net loss                                                                   $ (8,736,118)       $   (5,821,267)
        Adjustments to reconcile net loss to net cash
          Used in operating activities:                                               4,737,414             1,070,427
        Net loss from unconsolidated affiliates                                               0               (13,904)
        Changes in assets and liabilities                                              (744,062)            4,415,679
                                                                                     -----------           -----------

                  Net cash used in operating activities                              (4,742,766)             (349,065)
                                                                                      ---------               -------

INVESTING ACTIVITIES:
        Purchase of fixed assets                                                     (1,336,850)             (855,225)
                                                                                     -----------             ---------
                  Net cash used in investing activities                              (1,336,850)            ( 855,225)
                                                                                      ---------              --------
FINANCING ACTIVITIES:
        Proceeds from the exercise of options/warrants                                        0               158,750
        Proceeds from issuance of common stock, net                                   2,205,000                     0
        Proceeds from short term debt                                                 3,325,000             1,125,000
        Repayment of short term debt                                                   (222,673)                    0
        Proceeds from long term debt                                                  1,037,086                     0
        Repayment of long term debt                                                    (275,423)             (344,646)
                                                                                       --------             ----------

                  Net cash provided from financing activities                         6,068,990               939,104
                                                                                    ------------             --------

EFFECT OF EXCHANGE RATE CHANGE ON CASH                                                 (243,109)             (785,142)
                                                                                       ---------         -------------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                       (253,735)           (1,050,328)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            587,589             1,831,139
                                                                                      ----------        -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $   333,854         $     780,811
                                                                                      ==========          ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING ACTIVITIES:
        Accretion of warrants, discount, increased value and
          issuance costs related to preferred stock                                  $1,048,091              $245,833
        Issuance of common stock debt costs                                          $1,725,000
        Issuance of warrants to lenders and consultants                              $1,798,000



The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

       The financial information of EPL Technologies, Inc. and Subsidiaries (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.
       The financial information has been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Moreover, the results of operations for the six months and three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. At this stage of the Company's development, month to month and quarter to quarter anomalies in operating results are expected. This information must also be read in connection with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

NOTE 2 - OPERATIONS AND FINANCING
       EPL Technologies, Inc. develops, manufactures and markets complementary proprietary technologies designed to maintain the quality and integrity of fresh-cut produce. The Company's primary products are processing technologies and packaging technologies and materials, together with a range of scientific and technical services that the Company believes support and complement its product offerings. The process by which the Company develops and sells its systems solutions for certain kinds and varieties of fresh-cut produce is both expensive and time-consuming. Although the Company believes it has improved its sales efforts significantly, the Company's product development and sales process continues to be lengthy and resource-intensive and could limit the Company's growth. Additionally, limited awareness of the Company and its products in the marketplace and the highly fragmented nature of the fresh-cut produce industry may extend the Company's product development and sales process. The Company does not believe that this process is likely to shorten significantly. Management believes that success in this sales process with large processors is the primary basis for developing sustainable growth in revenues, which will enable the Company to achieve profitable operations in this area of the business, although there can be no assurance such will be the case. The nature of the packaging materials business is such that the sales process is shorter than that for processing technologies, but there is still an approval process to be completed with new customers prior to sale.
       The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support the Company's cost structure, and the financial statements have been prepared on that basis. Historically, the Company's revenues have not been sufficient to fund the development of the Company's business, and thus it has had to finance its operating losses externally principally through equity or debt financing. Based on the losses in recent years and the accumulated deficit and negative working capital as at December 31, 1999, the Company's independent public auditors included a going concern uncertainty paragraph in their audit report accompanying the Company's 1999 Consolidated Financial Statements.
       To address the current financial situation, the Company has undergone a number of operational improvements as well as made significant investments in development and marketing activities related to its various processing technology businesses and packaging businesses in 1999 and 1998, which the Company's management believes will improve cash flows from operations. The Company expects that the following, amongst others, should contribute to an improvement in the financial performance of the Company in the year 2000 and beyond, although there can be no assurance that such will in fact be the case :
(i) the restructuring of the corn business and the reduction in ongoing overheads of that operation, (ii) an agreement with Reser's Fine Foods, Inc. ("Reser's") for Reser's to process and supply EPL Food with all of EPL Food's fresh-cut potato requirements, (iii) the Company's completion subsequent to the year end of the relocation of its potato processing equipment and production and shipment of fresh-cut potato products commenced from Reser's Pasco, Washington facility, (iv) further exploitation of the Company's processing technologies, as evidenced by the exclusive licensing arrangement with Monterey Mushrooms for mushrooms entered into subsequent to year-end, and (v) further exploitation of the Company's perforating technologies, both in the U.S.

and the U.K., as evidenced by the new orders gained in produce packaging in the U.K. during the fourth quarter of 1999 and first half of 2000, together with the various applications development projects currently in progress.
       At June 30, 2000 the Company had available borrowing facilities remaining in the U.S., U.K. and Spain of approximately $239,000. One country's operations can obtain advances from another. The Company will be required to seek additional and longer-term debt or equity financing to fund operating requirements in 2000 and repay and/or refinance existing short term debt. The Company is currently due to repay a credit facility granted by two investment funds affiliated with the Company in September 2000 in the amount of $3,500,000. In this regard, the Company is currently exploring a number of options to raise additional capital. The cost of such additional financing arrangements may not be acceptable to the Company and could result in significant dilution to the Company's existing shareholders. No assurances can be given that the Company will be successful in raising additional capital and failure to raise such capital, if needed, could have a material adverse effect on the Company's business, financial condition and results of operations

NOTE 3  - INVENTORIES

Inventories consisted of the following:

                                                                                June 30, 2000        December 31, 1999
                                                                                -------------        -----------------
            Raw Materials and Supplies                                             $2,601,934           $ 2,320,560
            Finished Goods                                                          1,897,672             1,904,875
                                                                                   ----------            ----------

                 Total Inventories                                                $ 4,499,606           $ 4,225,435
                                                                                   ==========             =========


NOTE 4 - NOTES PAYABLE

         In March 1999, Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company, on a short term basis, a revolving credit facility in an amount up to $500,000, which was increased to $1,000,000 in June 1999. At June 30, 2000, $210,000 of this credit facility was outstanding, excluding accrued interest. The Company's obligations under this facility are unsecured and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum. Mr Devine has agreed to defer repayment of the remaining balance owed to him until such time as the Company is able to do so. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by Mr. Devine in connection with advancing funds to the Company under this facility.
         In December 1999, two investment funds affiliated with an existing affiliated investor of the Company (the Lenders), granted the Company a credit facility of $3,500,000, which amount was fully drawn at June 30, 2000. The facility carries interest at the rate of 10% per annum and is secured by a pledge of certain assets of the Company. In connection with this facility, the Company issued two million shares of Common Stock and issued a warrant to acquire 350,000 shares of Common Stock at an exercise price of $0.50 per share. The effective interest rate of this facility, after including all of the debt issue costs including the value of the stock and warrants issued, is approximately 154%. The facility was repayable in June 2000. However, in May 2000, the lenders agreed to defer the repayment date until September 2000, as well as agree to other changes in the terms of the facility. In connection with this restructuring, the Company issued an aggregate of one million shares of Common Stock to the Lenders and 150,000 shares of Common Stock to a third party which participated in the negotiation of the restructuring. Based on the market value at the date of issuance, the shares had a value of $1,725,000. Such value was recorded as deferred debt costs on the balance sheet under prepaid expenses and other current assets and is being amortized into interest expense over the life of the debt.
         In February and March 2000, the Company, in a series of transactions, borrowed from individual investors $3,275,000 for a period of 12 months. The loans, which are unsecured, carry interest at the rate of 10% per annum. In connection with these loans, the Company issued warrants to acquire a total of 1,637,500 shares of Common Stock at an exercise price of $1.00 per share. The effective interest rate of this facility, after including the value of the warrants issued, is approximately 150%. The fair value of the warrants was recorded as deferred fair value costs on the balance sheet under prepaid expenses and other current assets and is being amortized into interest expense over the life of the debt.

NOTE 5 - CONVERTIBLE PREFERRED STOCK

         The Company's 10% Series A Convertible Preferred Stock (the "Series A Stock"), which has been issued up to its authorized limit of 3,250,000 shares, was issued at a price of $1.00 per share, with each share of Series A Stock carrying the option to convert into common shares at a rate of $1.50 per share. The Series A Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series A Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares ($1.50 per share) at the Company's option. The outstanding dividends at June 30, 2000 totaled $1,423,692. During the three months ended June 30, 2000, no shareholder holding shares of Series A Stock elected to exercise the right of conversion, leaving 60,000 shares of Series A Stock outstanding at June 30, 2000.
         The Company also had a Series B and Series C Preferred Stock, all of which were converted during 1997 and 1998 respectively. The Series B Stock carried a dividend of 10% per annum, payable in cash and/or shares ($9.40 per share) at the Company's option. The outstanding dividends on the Series B Stock at June 30, 2000 totaled $270,092. The outstanding dividends on the Series C Stock at June 30, 2000 totaled $49,239.
         At the Annual Meeting of the Company held on July 21, 1997, the shareholders of the Company approved an increase in the number of shares of Board Designated Preferred Stock reserved for issuance from 2,000,000 to 4,000,000 shares. During 1997, the Company issued a further 12,500 shares of Board Designated Preferred Stock - designated Series D Convertible Preferred Stock - at an aggregate consideration, before associated costs and expenses, of $12,500,000, to three new institutional investors (the "Series D Stock"). Such issuance was made under Regulation D under the Securities Act of 1933, as amended, in a transaction not involving a public offering. In connection with the issuance of the Series D Stock, the Company issued warrants to purchase 201,614 shares of the Company's Common Stock at an exercise price of 130% of the closing price on the issuance date (i.e. $20.16 per share). During 1999 all of the remaining Series D Stock was converted.

NOTE 6 - ISSUANCE OF COMMON STOCK

         A total of 2,400,000 shares of Common Stock were issued, in transactions not involving a public offering under the Securities Act of 1933, as amended, during the six months ended June 30, 2000. 1,250,000 shares were issued to a number of institutional investors in a private placement, raising gross proceeds of $2,250,000. In addition, in connection with the restructuring of the credit facility with the Lenders detailed in Note 4 above, a further 1,000,000 shares of Common Stock were issued to the Lenders and 150,000 shares of Common Stock to a third party which participated in the negotiation of the restructuring. The value of these shares will be amortized as interest expense over the remaining period of the facility.

NOTE 7 - ISSUANCE OF WARRANTS

         During the six months ended June 30, 2000, warrants to acquire a total of 2,777,500 shares of Common Stock were issued. Warrants to acquire a total of 1,637,500 shares of Common Stock were issued in connection with new loans totalling $3,275,000, as detailed in Note 4 above. The value ascribed to these warrants ($4,711,000) has been recorded as deferred debt costs and is being amortized into interest expense over the 12 month life of the loans, commencing in March 2000. The Company issued warrants to acquire 375,000 shares of Common Stock to consultants in lieu of cash compensation for advisory services provided in the second quarter and over the next nine months. The value of these warrants ($391,000) is being recorded as selling, general and administrative expenses in the Company's statement of operations over the expected service period of 12 months. The Company also issued a further warrant to acquire 100,000 shares of Common Stock to an employee of the Company. These were granted with an exercise price based on the market value at the date of the agreement. Other warrants to acquire 65,000 shares of Common Stock were issued, with an ascribed value of $98,900. Of this $13,800 was expensed to selling, general and administrative expenses, and $85,100 was expensed to interest expense. Finally, the Company also issued warrants to acquire 600,000 shares of Common Stock in relation to the conversion of the Series D Stock, which conversion was completed in December 1999, as provided in the Series D Stock conversion agreements. After the expiration of each 30 day period, warrants to purchase a further 100,000 shares of Common Stock will be due to be issued, at an exercise price of $0.52 per share, until such time as the shares of Common Stock issued upon conversion of the Series D Stock are registered. The value ascribed to these warrants ($1,025,100) was amortized immediately upon issuance to accretion, discount and dividends in the first six months of 2000, $528,200 in the first quarter of 2000 and $496,900 in the second quarter of 2000.

NOTE 8 - NET LOSS PER COMMON SHARE

         Net loss per common share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares and common shares outstanding during the period. For the periods ended June 30, 2000 and 1999, the potential common shares have an antidilutive effect on the net loss per common share for common shareholders. Accordingly, diluted net loss per common share for common shareholders has not been presented.

NOTE 9 - COMPREHENSIVE LOSS

         The total comprehensive loss for the three months ended June 30, 2000 and 1999 was $4,862,335 and $3,118,927 respectively, and $7,534,072 and
$6,606,409 for the six months ended June 30, 2000 and 1999 respectively. The adjustment to arrive at the total comprehensive loss for each period consists of foreign currency translation.

NOTE 10 - INDUSTRY SEGMENT INFORMATION

         The Company is a leading developer and marketer of produce systems solutions specifically designed to address the needs of the rapidly growing market for fresh-cut produce. These products fall into two major classifications: processing technologies and related activities and packaging materials. Processing technologies are designed to inhibit the enzymatic degradation that causes fruits and vegetables to begin to deteriorate immediately after processing and are sold primarily in the United States. This category also includes activities of the Company's fresh-cut corn and potato products, as well as provision of scientific and technical services in the United States. The Company's produce packaging business involves perforating, converting and printing of flexible packaging, including technologies and processes that are proprietary to the Company, which are marketed in North and South America, the United Kingdom and Continental Europe.

         The following table summarizes the Company's financial information by industry segment.

                                                                      Six months ended              Three months ended
                                                             June 30, 2000    June 30, 1999     June 30, 2000June 30, 1999

Sales:
    Processing technologies and related activities           $  2,199,105     $  4,731,608      $1,608,489        $2,922,282
    Packaging materials                                        11,789,020       11,317,571       6,327,513         5,369,367
                                                              -----------      -----------       ---------         ---------
            Total sales                                      $ 13,988,125      $16,049,179      $7,936,002        $8,291,649
                                                              ===========      ===========       =========         =========


Net (Loss) Income from Operations:
    Processing technologies and related activities             (4,394,160)      (5,678,333)     (2,220,742)       (2,599,767)
    Packaging materials                                          (242,255)          43,536          68,345           (48,273)
                                                              -----------      -----------       ---------         ---------
            Total net (loss)income from operations            $(4,636,415)     $(5,634,797)    $(2,152,397)      $(2,648,040)
                                                              ===========      ===========       =========         =========

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those statements at fair value. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact SFAS No.133 will have on its consolidated financial position or results of operations.

         In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC, and is required to be adopted in the fourth quarter of fiscal years beginning after December 15, 1999. The Company has not yet determined the impact SAB No. 101 will have on its consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company is a leading developer and marketer of produce systems solutions specifically designed to address the needs of the rapidly growing market for fresh-cut produce. In this regard, the Company develops, manufactures and markets proprietary produce processing technologies, packaging technologies, and scientific and technical services, which are specifically designed to maintain the quality and integrity of fresh-cut produce. The foundation of the Company's systems solutions is its proprietary produce processing aid technology, which inhibits the natural enzymatic degradation of fruits and vegetables after they have been processed. Fresh-cut fruits and vegetables that are treated with the Company's proprietary processing aids better maintain their natural characteristics such as color, texture, taste and smell. The use of the Company's processing technologies allows for increased availability of certain fresh-cut produce products, such as sliced apples, potatoes and corn. The Company has concluded that the use of the Company's processing technologies, in accordance with the Company's recommended protocols, is "generally recognized as safe" ("GRAS") under FDA regulations. The Company also uses a variety of film technologies to create packaging specifically designed to complement and enhance the effectiveness of the Company's processing technologies by allowing fruits and vegetables to "breathe" after they have been cut and packaged. The Company markets these packaging products to produce growers and processors. In addition, the Company's scientific and technical services, which include food safety and microbiological testing, provide fresh produce processors with expertise in food safety, post-harvest horticulture and processing techniques, and support the cross-marketing efforts for the Company's other products. The Company believes its processing technologies are safe and environmentally "friendly" and, together with its packaging and scientific and technical services, add significant value to the businesses of its customers. In addition to its systems solutions for fresh-cut produce, the Company also markets flexible packaging, an increasing amount of which is perforated, for a range of applications, including bakery, industrial and healthcare amongst others.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Sales. Sales decreased from $16,049,000 in the six months ended June 30, 1999 to $13,988,000 in the six months ended June 30, 2000, a decrease of $2,061 000 or 13%. Sales of processing technologies and related activities decreased from $4,732,000 in the six months ended June 30, 1999 to $2,199,000 in the six months ended June 30, 2000, a decrease of $2,533,000 or 54%. Sales of U.S. packaging materials increased from $1,247,000 in the six months ended June 30, 1999 to $1,695,000 in the six months ended June 30, 2000, an increase of $448,000 or 36%. Sales of U.K. packaging materials increased from $5,546,000 in the six months ended June 30, 1999 to $6,868,000 in the six months ended June 30, 2000, an increase of $1,322,000 or 24%. Sales of European packaging materials fell from $4,525,000 in the six months ended June 30, 1999 to $3,226,000 in the six months ended June 30, 2000, a decrease of $1,299,000 or 29%.

         The decrease in sales of processing technologies and related activities was mainly due to the lower sales revenue from fresh-cut corn sold through the Company's majority-owned affiliate, Newcorn, in the first six months of 2000, and accounted for approximately 82% of the decline in this business segment During 1999 and early 2000 the Company restructured the corn operations and withdrew from the market. This withdrawl also involved not only a reduction in overheads, thus reducing the breakeven level of sales, but also a complete reappraisal of the sales and purchasing model. The Company has identified the need for changes in the way it promotes its corn to major customers, to help support the year round model, and has been implementing such changes accordingly. In addition, the Company intends to focus its sales efforts on food service, as well as to develop its traditional retail market. In relation to this market extension, the Company is also extending the range of corn products available, and plans to introduce further new products during 2000 onwards. The benefits of this are already starting to be seen, as sales in the second quarter of 2000 were higher than those in the first quarter of 2000.

         During the first quarter of 2000, the Company completed the relocation of its potato processing equipment from Somis, California to Pasco, Washington. The production and shipment of fresh-cut potato products commenced in March from the Pasco, Washington facility of Reser's. During this relocation period the Company withdrew a number of products from the market and thus there was a fall in revenue while the processing line was relocated. The products are now back in production. This relocation followed the signing in October 1999 of a strategic five-year manufacturing and co-pack agreement with Reser's, under which Reser's will process and supply EPL Food with all of EPL Food's fresh-cut potato product requirements. As stated earlier, this relocation caused some disruption to shipments and also caused the Company to restrict its sales and marketing activities until such time as the relocation was completed. The volumes shipped in the second quarter of 2000 rose over those achieved in the first quarter of 2000.

         In addition to the above mentioned copack agreement, Reser's will process and supply EPL Food with a new range of blanched (partially cooked) potato products to be sold by EPL Food under the Fresh Alternatives (TM) brand. The Fresh Alternatives (TM) brand has been made available to EPL Food by the Sholl Group II, Inc., the exclusive licensee of The Pillsbury Company's Green Giant (R) Fresh brand name. The Company has already commenced sales of these blanched potato products, although such sales did not have a material impact on sales revenue in the first half of 2000. In addition, the Company and Reser's agreed to enter into a related five-year non-exclusive license agreement for the Company's proprietary processing technology for potatoes. The Company currently believes these arrangements for both fresh and blanched potato products will have a material positive impact on the sales revenue of EPL Food in the balance of 2000 and beyond, although there can be no assurance such will be the case.

         During the first quarter of 2000, the Company announced an exclusive licensing arrangement with Monterey Mushrooms for its Mushroom Fresh (R) processing technology, and indeed generated its first revenue during the second quarter of 2000. Although currently not material in group terms, the Company believes that these arrangements will have a material contribution to processing technology revenue in 2000 and beyond, although there can be no assurance that this will in fact be the case. In addition, product testing continues on other vegetables, and in some cases has been expanded or accelerated, and significant costs have been incurred to date that are yet to yield material revenues. The Company is also following up on potential opportunities for processing technologies and scientific and technical services in Europe.

         The 36% increase in U.S. packaging material sales was principally attributable to increasing sales of perforated products, as well as timing differences in shipments to large customers compared to the same period of 1999. The Company continues to be engaged in discussions with a number of potential customers for new product applications and markets, especially in relation to the Company's proprietary perforating capabilities. These include applications in the consumer goods, produce, horticultural, bakery and pharmaceutical industries, amongst others. Some initial orders have been received during the first half of 2000. Should further such orders be forthcoming, the Company expects that such new orders would make a material contribution to sales revenue in the balance of 2000 and onwards. There can be no assurance, however, that the Company will obtain these orders. As part of the Company's desire to better exploit its perforation technologies in the U.S., the Company and ANC have agreed to unwind their joint venture and are discussing various alternative relationships going forward. In May 2000 the Company signed a two year manufacturing and supply agreement with Procter & Gamble to provide a key component for a new consumer product. This component, to be manufactured at a U.S. facility of the Company's U.S. packaging business, involves the use of proprietary technology. The product and its expected volume have not been identified for competitive reasons. Shipments of the component to Procter & Gamble are expected to commence during the year 2000. The U.S. packaging facility is being expanded to better manage the increased volume and production demands of this new agreement.

         The 24% increase in U.K. packaging material sales was principally attributable to an increase in the sales of packaging to the produce industry. This increase is expected to become more noticeable as the year progresses and the volume of produce packaging increases, and compares with the first quarter increase of 4.4%. The Company is now the main supplier of produce packaging to processors supplying most of the main food retailers in the U.K., and this market segment now represents the largest single segment of the U.K. business. The Company believes that its efforts to change product mix represent a more stable foundation for sustainable and more profitable growth, although there can be no assurance that the Company will be successful in these efforts. The year 2000 is expected to see a full year's benefit of the increased orders, which is expected to generate a material increase in revenue during 2000 and beyond, although there can be no assurance that such additional revenue will be obtained. In addition, the Company's proprietary micro-perforating technology has enabled the Company to win new orders in the area of cooked meat pastry products and the Company believes it is the market leader in this industry segment. New orders continue to be gained in the area of "breathable" packaging and the Company has recently increased its production capacity in this area to handle the forecast volume increase. During the first quarter of 2000, the U.K. operation installed an 8 color press to further enhance its tactical abilities. Other applications are currently under development, which, if successful, could have a material impact on sales revenues in 2000, although there can be no assurance that this development will result in new orders.

         The decline in sales of European packaging materials was due mainly to
(i) an adverse movement in exchange rates when converting sales into US dollars, which moved approximately 13% in the first half of 2000 as compared with the first half of 1999, and (ii) a delay and subsequent reduction in the citrus harvest for 1999/2000, as compared with the 1998/1999 period, While adverse currency conversion rates are expected at least in the short term to affect Spanish sales as reported in US dollars as compared to the year ago period, the Company expects sales volumes to increase from the first half 2000 levels. The Company, through its Spanish subsidiary Fabbri Artes Graficas Valencia, SA, ("Fabbri"), is targeting further expansion not only in Spain but in other European countries. In addition, Fabbri is reducing its dependency on the citrus crop by increasing its sales of packaging materials used in fresh produce and other areas. Fabbri is also seeking to expand its limited revenue derived from South American countries through existing and new contacts. Furthermore, Fabbri is working increasingly closely with the U.K. business not only to leverage the scientific and technical knowledge base, but to be able to offer customers a pan-European service offering. The increased technical base is reflected in the launch of the Company's Respire(R) brand of "breathable" packaging for fresh produce into Europe, from which Fabbri has already begun to gain new business, although it did not have a material impact on sales revenue in the first quarter of 2000.

         Gross Profit. Gross profit increased from $422,000 in the six months ended June 30, 1999 to $1,395,000 in the six months ended June 30, 2000, an increase of $974,000 (231%) or, as a percentage of sales, from 2.6% to 10%. This increase reflected the considerably reduced losses in the corn operations, following the restructuring that occurred at the end of 1999. Further benefits from this are expected to be seen as the year progresses and the volume of corn processed increases. In addition, there was an improvement in the results of the potato operations, following the completion at the end of the first quarter of the relocation of the potato processing facility to Reser's Pasco, Washington facility. Again, further benefits of this will be seen as the year rolls out and volumes of potatoes processed increases. The gross margin in the US packaging business also improved, as a result of improved volumes and a more beneficial sales mix. There was also a further gain in the UK packaging margin, also reflecting significant volume increases, resulting in improved economies of scale, as well as a continuing improvement in product mix. These gains were offset by a fall in the gross profit in European packaging. This was impacted by the lower sales volumes, which impacted margins disproportionately given the level of fixed costs, as well as the adverse conversion rates mentioned above.

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

         In addition, the Company continues to accelerate the development of certain applications for its proprietary micro-perforating technology. These costs are primarily expensed as incurred. Although the benefits of this expense have started to contribute to incremental sales revenue and gross profits, it is expected to increase significantly in the U.K. and other areas as the Company moves through 2000 and beyond, although there can be no assurance that such will be the case.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $3,856,000 in the six months ended June 30, 1999 to $4,287,000 in the six months ended June 30, 2000, an increase of $431,000 or 11%. This increase was due primarily to (i) 143,000 of non-cash charges relating to the amortization of the fair value of warrants issued, (ii) the continuing and accelerating development of the Company's sales and marketing efforts, particularly in the area of packaging and perforation development, and
(iii) other one time costs, including additional professional fees. The Company's sales and marketing efforts with respect to processing technologies and related activities are primarily focused on fresh-cut potatoes, apples and mushrooms, together with packaging and perforation applications. It also reflects the change in the nature of development costs incurred, as some products move from the product development stage to market development. This is evidenced by a greater fall in research and development costs as outlined below.

         Research and Development Costs. Research and development costs decreased from $1,130,000 in the six months ended June 30, 1999 to $676,000 in the six months ended June 30, 2000, a decrease of $454,000 or 40%. The reduction reflects the onging reallocation of resources from development to application and execution. The Company continues to expense all development costs, whether product, market or sales related, as incurred, and thus costs are incurred prior to the benefits, if any, that may be expected to be realized from such expense. The Company expects that research and development costs will continue at no less than recent levels and may increase.

         Depreciation and Amortization. Depreciation and amortization decreased marginally from $1,070,000 in the six months ended June 30, 1999 to $1,068,000 in the six months ended June 30, 2000, a decrease of $2,000 or 0.2%.

         Loss from Operations. Loss from operations decreased from $5,635,000 in the six months ended June 30, 1999 to $4,636,000 in the six months ended June 30, 2000, an improvement of $999,000 or 18%. The decrease in the loss was primarily due to the significant improvement in gross margins, despite the lower sales revenue. In addition, there was a net fall in total operating expenses, excluding depreciation and amortization, and excluding the amortization of the fair value of the warrants mentioned above, of approximately $143,000. Further improvements are expected in this regard, and management believes that the infrastructure costs can be further leveraged as sales continue to develop. Management believes that considerable commercial progress continues to be made and that the foundation for future sustainable growth has been considerably strengthened. However, because all development costs are expensed as they are incurred, together with the fact that such expense is necessarily incurred before the benefits of increased sales and improved margins can be seen, the Company's financial results do not yet reflect this activity.

         Interest Expense The increase in interest charges from the charge of $173,000 in the six months to June 30, 1999 principally reflects the non-cash cost amortization of deferred finance costs brought forward from 1999, together with additional finance charges arising from the additional shares of Common Stock granted upon the restructuring of the facility with the Lenders as described in Note 4 above. In addition, there is a fair value provision for warrants granted in the first quarter of 2000 in connection with the first quarter financing described in Note 4 to the Company's financial statements. Of the total charge in the six month period of $4,231,000, $3,657,000 (86%) represents the aforementioned non-cash costs. In addition, the level of debt in the first six months of 2000 was considerably higher than the same period in 1999.

         Gain on sale of fixed assets. As noted in the Company's 1999 consolidated financial statements, the Company completed a sale and leaseback of the land and building at its Spanish trading subsidiary, Fabbri, with an unrelated third party, in July 1999. The Company raised gross proceeds, before costs and taxes, of PTS800,000,000 (approximately $5,100,000). The Company expects to realize a total pretax profit of approximately $2,303,000 on this transaction. For financial reporting purposes, $187,000 of this total profit was recognized in the first half of 2000. The remaining balance will be recognized over the eight year life of the associated leaseback. The tax on this profit can be deferred for up to 10 years under Spanish tax rules.

         Accretion, Discount and Dividends on Preferred Stock. The accretion, discount and dividends on preferred stock increased from $246,000 for the six months ended June 30, 1999 to $1,048,000 in the six months ended June 30, 2000, an increase of $802,000, or 326%. The increase was due to an adjustment reflecting the fair value of warrants issued during the first half of 2000, which totaled $1,025,000 in the period. Most of the expense in 1999 related to an appreciation provision on the Series D Stock, all of which Stock was converted by December 31, 1999.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Sales. Sales decreased from $8,292,000 in the three months ended June 30, 1999 to $7,936,000 in the three months ended June 30, 2000, a decrease of $356,000 or 4%. Sales of processing technologies and related activities in the US decreased from $2,922,000 in the three months ended June 30, 1999 to $1,608,000 in the three months ended June 30, 2000, a decrease of $1,314,000 or 45%. Sales of U.S. packaging materials increased from $567,000 in the three months ended June 30, 1999 to $754,000 in the three months ended June 30, 2000, an increase of $187,000 or 33%. Sales of U.K. packaging materials increased from $2,830,000 in the three months ended June 30, 1999 to $4,033,000 in the three months ended June 30, 2000, an increase of $1,203,000 or 42%. Sales of European packaging materials decreased from $1,973,000 in the three months ended June 30, 1999 to $1,541,000 in the three months ended June 30, 2000, a decrease of $432,000 or 22%.

         The decrease in sales of processing technologies and related activities was mainly due to the lower sales revenue from fresh-cut corn sold through, Newcorn in the quarter, and accounted for approximately 82% of the decline in this business segment As mentioned above, the Company restructured the corn operations and withdrew from the market during the end of 1999 and into 2000. The restructuring of the business and Newcorn's business model is already beginning to show some impact, as sales in the second quarter of 2000 were significantly higher than those in the first quarter of 2000, although still significantly lower than the same period in 1999, as sales are rebuilt.

         As stated earlier, the relocation of the potato processing equipment to Reser's Pasco, Washington facility caused some disruption to shipments and also caused the Company to restrict its sales and marketing activities until such time as the relocation was completed. Subsequent to the end of the first quarter, the company recommenced shipments, and as a result the volumes shipped in the second quarter rose over those achieved in the first quarter.

         Following the announcement of an exclusive licensing arrangement with Monterey Mushrooms for its Mushroom Fresh (R) processing technology in the first quarter of 2000, the Company started shipments during the second quarter. The Company currently believes that these arrangements will have a material contribution to processing technology revenue in 2000 and beyond, although there can be no assurance that this will in fact be the case. In addition, product testing continues on other vegetables, and in some cases has been expanded or accelerated, and significant costs have been incurred to date that are yet to yield material revenues. The Company is also following up on potential opportunities for processing technologies and scientific and technical services in Europe.

         The 33% increase in U.S. packaging material sales over the 1999 second quarter was principally attributable to increasing sales of perforated products, as well as timing differences in shipments to large customers compared to the same period of 1999. The Company continues to be engaged in discussions with a number of potential customers for new product applications and markets, especially in relation to the Company's proprietary perforating capabilities. These include applications in the consumer goods, produce, horticultural, bakery and pharmaceutical industries, amongst others. Some initial orders have been received during the second quarter of 2000. Should further such orders be forthcoming, the Company expects that such new business would make a material contribution to sales revenue in the balance of 2000 and onwards. There can be no assurance, however, that the Company will in fact obtain these new orders. As part of the Company's desire to better exploit its perforation technologies in the U.S., the Company and ANC have agreed to unwind their joint venture and are discussing various alternative relationships going forward. In May 2000 the Company signed a two year manufacturing and supply agreement with Procter & Gamble to provide a key component for a new consumer product. This component, to be manufactured at a U.S.facility of the Company's U.S. packaging business, involves the use of proprietary technology. The product and its expected volume have not been identified for competitive reasons. Shipments of the component to Procter & Gamble are expected to commence during the year 2000. The U.S. packaging facility is being expanded to better manage the increased volume and production demands of this new agreement.

         The 42% increase in U.K. packaging material sales as compared to the 1999 second quarter was principally attributable to an increase in the sales of packaging to the produce industry, as well as packaging for cooked meat pastry products. The Company is now the main supplier of produce packaging to processors supplying most of the main food retailers in the U.K., and this market segment now represents the largest single segment of the U.K. business. The Company believes that its efforts to change product mix represent a more stable foundation for sustainable and more profitable growth, although there can be no assurance that the Company will be successful in these efforts. The year 2000 is expected to see a full year benefit of the increased new orders , which is expected to generate a material increase in revenue during 2000 and beyond, although there can be no assurance that such additional revenue will be obtained. The 8 color press installed in the first quarter has enabled the Company to further enhance its tactical abilities. Other applications are currently under development, which, if successful, could have a material impact on sales revenues in 2000, although there can be no assurance that this development will result in new orders.

         The decline in sales of European packaging materials was due mainly to
(i) an adverse movement in exchange rates when converting sales into U.S. dollars, which moved approximately 12% in the second quarter of 2000 as compared with the second quarter of 1999, and (ii) a delay and subsequent reduction in the citrus harvest for 1999/2000, as compared with the 1998/1999 period, While adverse currency conversion rates are expected at least in the short term to affect Spanish sales as reported in U.S. dollars as compared to the year ago period, the Company expects sales volumes to increase from the first half 2000 levels. The Company is targeting further expansion not only in Spain but in other European countries. In addition, Fabbri is reducing its dependency on the citrus crop by increasing its sales of packaging materials used in fresh produce and other areas. Fabbri is also seeking to expand its limited revenue derived from South American countries through existing and new contacts. Furthermore, Fabbri is working increasingly closely with the U.K. business not only to leverage the scientific and technical knowledge base, but to be able to offer customers a pan-European service offering.

         Gross Profit. Gross profit increased from $378,000 in the three months ended June 30, 1999 to $863,000 in the three months ended June 30, 2000, an increase of $485,000 (128%) or, as a percentage of sales, from 4.6% to 10.9%. This increase reflected the considerably reduced losses in the corn operations, following the restructuring that occurred at the end of 1999. In addition, there was an improvement in the results of the potato operations, following the completion during the 2000 first quarter of the relocation of the potato processing facility to Reser's Pasco, Washington facility. The Company believes further benefits of this will be seen as the year rolls out and volumes of potatoes processed increases. The gross margin in the US packaging business also improved, as a result of improved volumes and a more beneficial sales mix. There was also a further gain in the UK packaging margin, also reflecting significant volume increases, resulting in improved economies of scale, as well as a continuing improvement in product mix. These gains were offset by a fall in the gross profit in European packaging. This was impacted by the lower sales volumes, which impacted margins disproportionately given the level of fixed costs, as well as the adverse conversion rates mentioned above.

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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $1,933,000 in the three months ended June 30, 1999 to $2,117,000 in the three months ended June 30, 2000, an increase of $184,000 or 9.5%. This increase was due primarily to (i) non-cash charges of $98,000 relating to the amortization of the fair value of warrants issued in the first and second quarters, (i) the continuing and accelerating development of the Company's sales and marketing efforts, particularly in the area of packaging and perforation development, and (iii) other one time costs, including additional professional fees. The Company's sales and marketing efforts with respect to processing technologies and related activities are primarily focused on fresh-cut potatoes, apples and mushrooms, together with packaging and perforation applications. It also reflects the change in the nature of development costs incurred, as some products move from the prodcut development stage to market development. This is evidenced by the $195,000 decrease in research and development costs outlined below.

         Research and Development Costs. Research and development costs decreased from $548,000 in the three months ended June 30, 1999, to $353,000 in the three months ended June 30, 2000, a decrease of $195,000 or 36%. The reduction reflects the onging reallocation of resources from development to application and execution. The Company continues to expense all development costs, whether product, market or sales related as incurred and thus costs are incurred prior to the benefits, if any, that may be expected to be realized from such expense. The Company expects that research and development costs will continue at no less than recent levels and may increase.

         Depreciation and Amortization. Depreciation and amortization increased marginally from $545,000 in the three months ended June 30, 1999, to $546,000 in the three months ended June 30, 2000, an increase of $1,000 or 0.2%.

         Loss from Operations. Loss from operations decreased from $2,648,000 in the three months ended June 30, 1999 to $2,152,000 in the three months ended June 30, 2000, a decrease of $496,000 or 19%. The decrease in the loss was primarily due to the significant improvement in gross margins, despite the slightly lower sales revenue. In addition, there was a net fall in total operating expenses, excluding depreciation and amortization, and excluding the amortization of the fair value of the warrants mentioned above, of approximately $98,000. Further improvements are expected in this regard, and management believes that the infrastructure costs can be further leveraged as sales continue to develop. Management believes that considerable commercial progress continues to be made and that the foundation for future sustainable growth has been considerably strengthened. However, because all development costs are expensed as they are incurred, together with the fact that such expense is necessarily incurred before the benefits of increased sales and improved margins can be seen, the Company's financial results do not yet reflect this activity.

         Interest Expense The increase in interest charges from the $123,000 charge in the 1999 second quarter principally reflects the non-cash cost amortization of deferred finance costs brought forward from 1999, together with additional finance charges arising from the additional shares of Common Stock granted upon the restructuring of the facility as mentioned above. In addition, there is a fair value provision for warrants granted in the first quarter of 2000 in connection with the first quarter financing described in Note 4 to the Company's financial statements. Of the total charge in the quarter of $2,887,000, $2,366,000 (82%) represents the aforementioned non-cash costs. In addition, the level of debt in the first six months of 2000 was considerably higher than the same period in 1999.

         Gain on sale of fixed assets. As noted in the Company's 1999 consolidated financial statements, the Company completed a sale and leaseback of the land and building at its Spanish trading subsidiary, Fabbri, with an unrelated third party, in July 1999. The Company raised gross proceeds, before costs and taxes, of PTS800,000,000 (approximately $5,100,000). The Company expects to realize a total pretax profit of approximately $2,303,000 on this transaction. For financial reporting purposes, $93,000 of this total profit was recognized in the second quarter of 2000. The remaining balance will be recognized over the eight year life of the associated leaseback. The tax on this profit can be deferred for up to 10 years under Spanish tax rules.

         Accretion, Discount and Dividends on Preferred Stock. The accretion, discount and dividends on preferred stock increased from $122,000 in the three months ended June 30, 1999 to $508,000 in the three months ended June 30, 2000, an increase of $386,000. The increase was due to an adjustment of $496,000 reflecting the fair value of warrants issued during the second quarter of 2000. Most of the expense in 1999 related to an appreciation provision on the Series D Stock, all of which Stock was converted by December 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had $1,222,666 in cash and short term investments, (including $381,355 of restricted cash - current and $507,457 of restricted cash - non current) compared with $1,493,231 (including $394,516 of restricted cash - current and $511,126 of restricted cash - non current) at December 31, 1999, a decrease of $270,565. During the six months ended June 30, 2000, $4,759,596 was used in operating activities. In addition, $1,336,850 was used in investing activities to purchase fixed assets. The increase in cash used in operating activities of $4,410,531 in the six months ended June 30, 2000 compared to the same period in 1999 reflects the increased net loss, offset by increased non-cash adjustments and an increase in working capital as suppliers' outstanding balances were reduced (as opposed to 1999 when supplier accounts were increased).
         Total financing activities during the six months ended June 30, 2000 generated $6,068,990, compared with $939,104 generated in the same period in 1999. The generation in 2000 was primarily from the proceeds of short term debt ($3,325,000), the proceeds of long term debt ($1,037,000) and the net proceeds from the issuance of common stock ($2,205,000), offset by repayments of short and long term debt. In 1999 the generation was primarily from the proceeds of short term debt, net of repayments of long term debt.
         As of June 30, 2000, the Company had fully drawn $605,600 under an existing line of credit with the Bank of Scotland, entered into by its subsidiary EPL Technologies (Europe) Limited which bears interest of 2% over bank base rate (6.0% as of June 30, 2000). The Company also had a short-term line of credit with the Bank of Scotland for up to approximately $1,514,000 which also carried interest of 2% over bank base rate. During the period, the Company agreed with the Bank of Scotland to convert the short term line of credit into a similar facility based more closely on the level of outstanding receivables, which will release more funds to the Company as the Company grows. Under this new facility, the Company's new limit is approximately $2,271,000, subject to the level of receivables, and carries interest of 1.75% over bank base rate. At June 30, 2000, approximately $1,592,300 had been drawn under this facility. The lines of credit are collateralized by the assets of EPL Technologies (Europe)

Limited and its subsidiaries. The debt agreements with the Bank of Scotland contain certain covenants applicable to the results of operations of these businesses which provide for maintenance of minimum asset levels and minimum earnings before interest and tax to external interest ratios.
         During 1999 the Company, through its Spanish subsidiary Fabbri, finalized with BankInter an unsecured line of credit for PTS50,000,000 ($287,400 at $1.00:PTS 174). The remaining balance drawn under the facility was repaid during the second quarter of 2000 and no amount was outstanding thereunder as at June 30, 2000. The facility carries interest of 1.0% over BankInter base rate (3.965% as of June 30, 2000). There are no covenants applicable to the facility.
         During the final quarter of 1999, the Company, through its subsidiary, EPL Flexible Packaging, Inc., was granted a short term credit facility of $100,000 with Old Second National Bank of Aurora. This facility is secured upon the inventory of EPL Flexible Packaging, Inc. and carries interest at a rate of 1.5% over the banks prime rate (9% as at June 30, 2000). There are no covenants applicable to this facility. As at June 30, 2000, the entire $100,000 had been drawn under this facility.
         At the end of the third quarter of 1998, Newcorn entered into two equipment financing loans with General Electric Capital Corporation ("GECC") and Santa Barbara Bank & Trust ("SBBT") secured by specifically identified capital assets. The GECC loan is for approximately $549,000 for a term of 48 months bearing interest at 10.25% per annum. The SBBT loan is for approximately $466,000 for a term of 48 months payable in equal monthly installments bearing interest at 10.5% per annum. At June 30, 2000, approximately $369,000 and $340,000 were outstanding under the GECC and SBBT loans, respectively.
         In March 1999, Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company on a short term basis a revolving credit facility in an amount of up to $500,000, which amount was increased to $1,000,000 in June 1999. At June 30, 2000 $210,000 of the credit facility was outstanding, excluding accrued interest. The Company's obligations under this facility are unsecured, and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum. The Company's Chairman has agreed to defer repayment of the remaining balance owed to him until the Company is able to do so. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by Mr. Devine in connection with advancing funds to the Company under this facility.
         In December 1999 two investment funds affiliated with the Company granted the Company a credit facility of $3,500,000, which amount was fully drawn as at December 31, 1999 and June 30, 2000. The facility carries a stated interest at the rate of 10% per annum and is secured by a pledge of certain assets of the Company. In connection with this facility, the Company issued two million shares of Common Stock and issued a warrant to acquire 350,000 shares of Common Stock at an exercise price of $0.50 per share. In May 2000, the Lenders agreed to defer the repayment date until September 2000, as well as agree to other changes in the terms of the facility. In connection with this restructuring, the Company issued an aggregate of one million shares of Common Stock to the Lenders and 150,000 shares of Common Stock to a third party which participated in the negotiation of the restructuring. Based on the market value at the date of issuance, the shares had a value of $1,725,000. Such value was recorded as deferred debt costs on the balance sheet under prepaid expenses and other current assets and is being amortized in interest expense over the life of the debt.
         In February and March 2000, the Company, in a series of transactions, borrowed from individual investors $3,275,000 for a period of 12 months. The loans, which are unsecured, carry interest at the rate of 10% per annum. In connection with these loans, the Company issued warrants to acquire a total of 1,637,500 shares of Common Stock at an exercise price of $1.00 per share.
         At June 30, 2000, the Company had warrants outstanding and exercisable to purchase 6,889,114 shares of common stock at a weighted average price of $1.29 per share. In addition, at June 30, 2000, the Company had 2,073,125 options outstanding and exercisable to purchase shares of common stock at a weighted average price of $7.77 per share. At June 30, 2000, there were no material commitments for capital expenditures.
         The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support the Company's cost structure, and the financial statements have been prepared on that basis. Historically, the Company's revenues have not been sufficient to fund the development of the Company's business, and thus it has had to finance its operating losses externally principally through equity or debt financing. This, together with the fact that the Company has incurred net losses, exclusive of accretion, discount and dividends on preferred stock, of $7,187,000, $7,781,000 and $14,416,000 in 1997, 1998 and 1999 respectively, had an accumulated deficit of $50,270,000 and negative working capital as of December 31, 1999. These factors caused the Company's independent public auditors to include a going concern uncertainty paragraph in their audit report accompanying the Company's 1999 Consolidated Financial Statements.
         To address the current financial situation, the Company has undergone a number of operational improvements as well as made significant investments in development and marketing activities related to its various processing technology businesses and packaging businesses in 1999 and 1998, which the Company's management believes will improve cash flows from operations. The Company expects that the following, amongst others, should contribute to an improvement in the financial performance of the Company in the year 2000 and beyond, although there can be no assurance that such will in fact be the case :
(i) the restructuring of the corn portion of the processing aids business segment and the reduction in ongoing overheads of that operation, (ii) the agreement with Reser's for Reser's to process and supply EPL Food with all of EPL Food's fresh-cut potato requirements, (iii) the Company's completion subsequent to the year end of the relocation of its potato processing equipment and production and shipment of fresh-cut potato products commenced from Reser's Pacso, Washington facility, (iv) further exploitation of the Company's processing technologies, as evidenced by the exclusive licensing arrangement with Monterey Mushrooms for mushrooms entered into subsequent to year-end, and
(v) further exploitation of the Company's perforating technologies, as evidenced by the new orders gained in produce packaging in the U.K. during the fourth quarter of 1999 and first half of 2000, together with the various applications development projects currently in progress.
         At June 30, 2000, the Company had available borrowing facilities remaining in the U.S., U.K. and Spain of approximately $239,000. The Company will be required to seek additional and longer-term debt or equity financing to fund operating requirements in 2000 and repay and/or refinance existing short term debt. The Company is currently due to repay a credit facility granted by two investment funds affiliated with the Company in September 2000 in the amount of $3,500,000. In this regard, the Company is currently exploring a number of options to raise additional capital. The cost of such additional financing arrangements may not be acceptable to the Company and could result in significant dilution to the Company's existing shareholders. No assurances can be given that the Company will be successful in raising additional capital and failure to raise such capital, if needed, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

               None

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K.

         a)    Exhibits

               Exhibit 11.0 - Computation of Loss per share

         b)    Reports on Form 8-K

               On April 20, 2000 the Company issued a report on Form 8-K in connection with the inadvertent filing of its Annual Report on Form 10K.

ITEM 7A. QUALITATIVE DISCLOSURE ABOUT MARKET RISK

               The Company uses its unsecured and secured lines of credit, equipment financing loans, notes payable and capital leases to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in the related banks' base rates. The majority of the Company's indebtedness, which is denominated in US dollars, is currently at fixed rates of interest, and thus the Company believes it does not have any material interest rate risk.

               The Company derives its revenues from its subsidiaries which account in US dollars, British pounds and Spanish pesetas. In 1999 the revenue generated from these sources amounted to $10,205,000 (33.6%), $11,486,000 (38%) and $8,616,000 (28.4%) respectively. The total long-lived assets denominated in these currencies as at December 31, 1999 amounted to $7,027,000 (54.5%), $5,087,000 (39.3%) and $806,000 (6.2%) respectively. The exchange rate between the US dollar and the British pound was very stable during 1999, fluctuating by approximately 4%, and has also been very stable over the last few years. The Company does not believe that this is a significant exchange rate risk for the Company. The exchange rate between the US dollar and the Spanish peseta has fallen by an average of approximately 13% in the six months ended June 30, 2000 as compared with the same period in 1999, and by approximately 12% in the three months ended June 30, 2000 as compared with the same period in 1999.

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

                                  EPL TECHNOLOGIES, INC.

Date:     August 14, 2000           /s/ Paul L. Devine
                                  ---------------------------------------
                                  Paul L. Devine
                                  Chairman and President
                                  (Principal Executive Officer)




Date:     August 14, 2000          /s/ Timothy B. Owen
                                  ---------------------------------------

                                  (Principal Financial and Accounting Officer)