Form 10-Q
period 2000-09-30
EPL TECHNOLOGIES INC
filed 2000-11-14
CIK 945269

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the Quarter Ended SEPTEMBER 30, 2000

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

               33,678,951 shares of $0.001 par value common stock
                      outstanding as of October 31, 2000.

                             EPL TECHNOLOGIES, INC.

                                      INDEX

                                                                          Page
                     PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          A.  CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999                1

          B.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS AND NINE MONTHS ENDED
              SEPTEMBER 30, 2000 AND 1999                                   2

          C.  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999         3

          D.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS          4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                   9
        CONDITION AND RESULTS OF OPERATIONS.

                       PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION                                                  18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                  18

        SIGNATURES.                                                        19

                             EPL TECHNOLOGIES, INC.

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                     2000                1999
                                                                 ------------       ------------
                                                                                          *
                                   ASSETS
CURRENT ASSETS
Cash and cash equivalents                                        $    160,315       $    587,589
Restricted cash-current                                               354,207            394,516
Accounts receivable, net                                            4,475,554          5,318,724
Inventories                                                         4,196,673          4,225,435
Prepaid expenses and other current assets                           3,296,894          2,552,115
                                                                 ------------       ------------
      Total Current Assets                                         12,483,643         13,078,379
                                                                 ------------       ------------

PROPERTY AND EQUIPMENT, Net                                         8,891,849          8,862,422

OTHER ASSETS

Patent, net                                                           725,530            783,535
Goodwill                                                            2,176,573          2,493,793
Other intangibles, net                                                112,877            145,448
Restricted cash-non current                                           514,503            511,126
Other noncurrent assets                                                68,615            124,000
                                                                 ------------       ------------
   Total Other Assets                                               3,598,098          4,057,902
                                                                 ------------       ------------

       TOTAL ASSETS                                              $ 24,973,590       $ 25,998,703
                                                                 ============       ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                 $  8,153,215       $  9,645,801
Accrued expenses                                                    2,311,813          1,615,006
Other liabilities                                                   1,442,329          1,704,707
Deferred gain on sale-leaseback, current portion                      359,985            359,985
Short term revolving credit facilities with related parties         3,660,060          3,877,000
Current portion of long-term debt                                   5,666,811          1,918,572
                                                                 ------------       ------------
      Total Current Liabilities                                    21,594,213         19,121,071

LONG TERM DEBT                                                      1,706,107          1,340,527
DEFFERED GAIN ON SALE-LEASEBACK, NONCURRENT PORTION                 1,370,749          1,670,700
DEFERRED INCOME TAXES                                                 268,291            191,196
                                                                 ------------       ------------
   Total Liabilities                                               24,939,360         22,323,494
                                                                 ------------       ------------

SHAREHOLDERS' EQUITY

Convertible Series A Preferred Stock                                   10,000             60,000
Common Stock                                                           33,890             30,776
Additional paid-in capital                                         66,839,698         54,916,708
Accumulated deficit                                               (65,440,847)       (50,270,041)
Treasury Stock, at cost                                              (138,160)          (138,160)
Foreign currency translation adjustment                            (1,270,351)          (924,074)
                                                                 ------------       ------------
   TOTAL SHAREHOLDERS' EQUITY                                          34,230          3,675,209
                                                                 ------------       ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 24,973,590       $ 25,998,703
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

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                             NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                               SEPTEMBER 30,                           SEPTEMBER 30,
                                                          2000               1999               2000               1999
                                                      ------------       ------------       ------------       ------------
Sales                                                 $ 20,939,820       $ 22,697,053       $  6,951,695       $  6,647,874

Cost of sales                                           18,778,760         22,125,642          6,185,913          6,498,113
                                                      ------------       ------------       ------------       ------------

Gross profit                                             2,161,060            571,411            765,782            149,761
Selling, general and administrative expenses             6,351,824          5,766,072          2,064,740          1,909,994
Research and development costs                           1,009,332          1,541,469            332,908            411,527
Depreciation and amortization                            1,590,951          1,599,968            522,766            529,541
                                                      ------------       ------------       ------------       ------------

Net loss from operations                                (6,791,047)        (8,336,098)        (2,154,632)        (2,701,301)

Interest expense, net                                    7,253,380            368,204          3,022,721            195,638

Gain on sale of fixed assets                              (273,899)          (541,822)           (86,819)          (541,822)

Net loss (income) from unconsolidated affiliates                               12,510                                (1,394)
                                                      ------------       ------------       ------------       ------------

Loss before income tax (benefit) expense              $(13,770,528)      $ (8,174,990)      $ (5,090,534)      $ (2,353,723)

Income tax (benefit) expense                                84,186             66,551             28,062             66,551
                                                      ------------       ------------       ------------       ------------

Net Loss                                              $(13,854,714)      $ (8,241,541)      $ (5,118,596)      $ (2,420,274)

Deduct:
   Accretion, discount and dividends on                  1,319,658            353,107            271,567            107,274
                                                      ------------       ------------       ------------       ------------
   preferred stock

Net loss for common shareholders                      $(15,174,372)      $ (8,594,648)      $ (5,390,163)      $ (2,527,548)
                                                      ============       ============       ============       ============
Loss per common share                                 $      (0.47)      $      (0.70)      $      (0.16)      $      (0.19)
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

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                             -------------------------------
                                                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                                                 2000               1999
                                                                             ------------       ------------
OPERATING ACTIVITIES:

        Net loss                                                             $(13,854,714)      $ (8,241,541)
        Adjustments to reconcile net loss to net cash
          Used in operating activities:                                         8,074,870          1,599,968
        Net loss from unconsolidated affiliates                                                      (12,510)
        Changes in assets and liabilities                                         122,150          4,884,071
                                                                             ------------       ------------

                  Net cash (used) in operating activities                      (5,657,694)        (1,770,012)
                                                                             ------------       ------------

INVESTING ACTIVITIES:

        Purchase of fixed assets                                               (1,355,543)        (1,110,948)
        Proceeds from sale of fixed assets                                                         5,146,000
                                                                             ------------       ------------
                  Net cash (used in) provided from investing activities        (1,355,543)         4,035,052
                                                                             ------------       ------------
FINANCING ACTIVITIES:

        Proceeds from the exercise of options/warrants                                  0            158,750
        Proceeds from issuance of common stock, net                             3,035,360                  0
        Net proceeds from short term debt                                       3,606,717            526,900
        Repayment of short term debt                                             (272,673)                 0
        Proceeds from long term debt                                            1,037,086                  0
        Repayment of long term debt                                              (474,251)        (2,393,717)
                                                                             ------------       ------------

                  Net cash provided from (used in) financing activities         6,932,239         (1,708,067)
                                                                             ------------       ------------

EFFECT OF EXCHANGE RATE CHANGE ON CASH                                           (346,276)        (1,061,694)
                                                                             ------------       ------------

(DECREASE) IN CASH AND CASH EQUIVALENTS                                          (427,274)          (504,721)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      587,589          1,831,139
                                                                             ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $    160,315       $  1,326,418
                                                                             ============       ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING ACTIVITIES:
        Accretion of warrants, discount, increased value and
          issuance costs related to preferred stock                          $  1,319,658       $    353,107
        Issuance of common stock debt costs                                  $  2,123,438
        Issuance of warrants to lenders and consultants                      $  3,091,100


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

         The financial information has been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Moreover, the results of operations for the nine months and three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. At this stage of the Company's development, month to month and quarter to quarter anomalies in operating results are expected. This information must also be read in connection with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

NOTE 2 - OPERATIONS AND FINANCING

         EPL Technologies, Inc. develops, manufactures and markets complementary proprietary technologies designed to maintain the quality and integrity of fresh-cut produce. The Company's primary products are packaging technologies and materials and processing technologies, together with a range of scientific and technical services that the Company believes support and complement its product offerings. The process by which the Company develops and sells its products for certain kinds and varieties of fresh-cut produce is both expensive and time-consuming. Although the Company believes it has improved its sales efforts significantly, the Company's product development and sales process continues to be lengthy and resource-intensive and could limit the Company's growth. Additionally, limited awareness of the Company and its products in the marketplace and the highly fragmented nature of the fresh-cut produce industry may extend the Company's product development and sales process. The Company does not believe that this process is likely to shorten significantly. Management believes that success in this sales process with large processors, together with the exploitation of its perforating technologies, is the primary basis for developing sustainable growth in revenues, which will enable the Company to achieve profitable operations in this area of the business, although there can be no assurance such will be the case. The nature of the packaging materials business is such that the sales process is shorter than that for processing technologies, but there is still an approval process to be completed with new customers prior to sale.

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

        To address the current financial situation, the Company has undergone a number of operational improvements as well as made significant investments in development and marketing activities related to its various processing technology businesses and packaging businesses in 1999 and 2000, which the Company's management believes will improve cash flows from operations. The Company expects that the following, amongst others, should contribute to an improvement in the financial performance of the Company in the year 2000 and beyond, although there can be no assurance that such will in fact be the case :
(i) the restructuring of the corn business and the reduction in ongoing overheads of that operation, (ii) an agreement with Reser's Fine Foods, Inc. ("Reser's") for Reser's to process and supply EPL Food with all of EPL Food's fresh-cut potato requirements, (iii) the Company's completion subsequent to December 31, 1999 of the relocation of its potato processing equipment and production and shipment of fresh-cut potato products commenced from Reser's Pasco, Washington facility, (iv) further exploitation of the Company's processing technologies, as evidenced by the exclusive licensing arrangement with Monterey Mushrooms for mushrooms entered into earlier this year, and (v) further exploitation of the Company's perforating technologies, both in the U.S. and the U.K., as evidenced by the new orders gained in produce packaging in the U.K. during the fourth quarter of 1999 and first nine months of 2000, together with the various applications development projects currently in progress.

        The Company will be required to seek additional and longer-term debt or equity financing to fund operating requirements in the final quarter of 2000 and beyond, and to repay and/or refinance existing short term debt. It had no significant available existing borrowing facilities remaining at September 30, 2000. The Company is currently due to repay a credit facility granted by two investment funds affiliated with the Company in December 2000 in the amount of $3,500,000. This credit facility, together with the loans of $3,275,000 referred to in Note 4 below, comprised the majority of the $9,100,000 working capital deficit as of September 30, 2000. In this regard, the Company is currently exploring a number of options to raise additional capital. The cost of such additional financing arrangements may not be acceptable to the Company and could result in significant dilution to the Company's existing shareholders. No assurances can be given that the Company will be successful in raising additional capital and failure to raise such capital, if needed, could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE 3  - INVENTORIES

Inventories consisted of the following:

                                September 30, 2000      December 31, 1999
                                ------------------      -----------------
Raw Materials and Supplies      $        2,438,541      $       2,320,560
Finished Goods                           1,758,132              1,904,875
                                ------------------      -----------------
        Total Inventories       $        4,196,673      $       4,225,435
                                ==================      =================

NOTE 4 - NOTES PAYABLE

            In March 1999, Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company, on a short term basis, a revolving credit facility in an amount up to $500,000, which was increased to $1,000,000 in June 1999. At September 30, 2000, $160,000 of this credit facility was outstanding, excluding accrued interest. The Company's obligations under this facility are unsecured and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum. Mr Devine has agreed to defer repayment of the remaining balance owed to him until such time as the Company is able to do so. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by Mr. Devine in connection with advancing funds to the Company under this facility.

            In December 1999, two investment funds affiliated with an existing affiliated investor of the Company (the Lenders), granted the Company a credit facility of $3,500,000, which amount was fully drawn at September 30, 2000. The facility carries interest at the rate of 12% per annum and is secured by a pledge of certain assets of the Company. In connection with this facility, the Company issued two million shares of Common Stock and issued a warrant to acquire 350,000 shares of Common Stock at an exercise price of $0.50 per share. The facility was repayable in June 2000. However, in May 2000, the lenders agreed to defer the repayment date until September 2000, as well as agree to other changes in the terms of the facility. In connection with this restructuring, the Company issued an aggregate of one million shares of Common Stock to the Lenders and 150,000 shares of Common Stock to a third party which participated in the negotiation of the restructuring. Based on the market value at the date of issuance, the shares had a value of $1,725,000. Such value was recorded as deferred debt costs on the balance sheet under prepaid expenses and other current assets and was amortized into interest expense over the life of the initial debt agreement. This amortization was complete as at September 30, 2000. In August 2000, the lenders agreed to further restucture the facility, including to defer repayment until December 2000. Under this agreement, further shares will be issuable in October and November 2000 (450,000 shares and 485,000 shares respectively), depending on the repayment date, the value of which will be charged into interest expense at that time. As the loan was not repaid as at September 1, 2000, 425,000 shares will be issuable and were charged into interest expense in September 2000 ($398,438, based on the market value as at September 1, 2000). The effective interest rate of this facility, after including all of the debt issue costs, including the value of the stock and warrants issued, is approximately 137%.

            In February and March 2000, the Company, in a series of transactions, borrowed from individual investors $3,275,000 for a period of 12 months. The loans, which are unsecured, carry interest at the rate of 10% per annum. In connection with these loans, the Company issued warrants to acquire a total of 1,637,500 shares of Common Stock at an exercise price of $1.00 per share. The effective interest rate of this facility, after including the value of the warrants issued, is approximately 150%. The fair value of the warrants was recorded as deferred finance costs on the balance sheet under prepaid expenses and other current assets and is being amortized into interest expense over the life of the debt.

NOTE 5 - CONVERTIBLE PREFERRED STOCK

            The Company's 10% Series A Convertible Preferred Stock (the "Series A Stock"), which has been issued up to its authorized limit of 3,250,000 shares, was issued at a price of $1.00 per share, with each share of Series A Stock carrying the option to convert into common shares at a rate of $1.50 per share. The Series A Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series A Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares ($1.50 per share) at the Company's option. The outstanding dividends at September 30, 2000 totaled $1,424,268. During the nine months ended September 30, 2000, one shareholder holding 50,000 shares of Series A Stock elected to exercise the right of conversion, leaving 10,000 shares of Series A Stock outstanding at September 30, 2000.

            The Company also had a Series B and Series C Preferred Stock, all of which were converted during 1997 and 1998 respectively. The Series B Stock carried a dividend of 10% per annum, payable in cash and/or shares ($9.40 per share) at the Company's option. The outstanding dividends on the Series B Stock at September 30, 2000 totaled $270,092. The outstanding dividends on the Series C Stock at September 30, 2000 totaled $49,239.

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

NOTE 6 - ISSUANCE OF COMMON STOCK

            A total of 3,113,333 shares of Common Stock were issued, in transactions not involving a public offering under the Securities Act of 1933, as amended, during the nine months ended September 30, 2000. 1,750,000 shares were issued to a number of institutional investors in a private placement, raising gross proceeds of $2,875,000. In addition, in connection with the restructuring of the credit facility with the Lenders detailed in Note 4 above, a further 1,000,000 shares of Common Stock were issued to the Lenders and 150,000 shares of Common Stock to a third party which participated in the negotiation of the restructuring. The value of these shares were amortized as interest expense over the then remaining period of the facility. A further 33,333 shares of Common Stock were issued upon conversion of the 50,000 shares of Series A Stock detailed in Note 5, 20,000 shares of Common Stock were issued in settlement of liabilities totaling $30,000, and 160,000 shares (valued at $160,000) were issued in relation to the raising of new equity.

NOTE 7 - ISSUANCE OF WARRANTS

            During the nine months ended September 30, 2000, warrants to acquire a total of 3,362,500 shares of Common Stock were issued. Warrants to acquire a total of 1,637,500 shares of Common Stock were issued in connection with new loans totalling $3,275,000, as detailed in Note 4 above. The value ascribed to these warrants ($4,711,000) has been recorded as deferred debt costs and is being amortized into interest expense over the 12 month life of the loans, commencing in March 2000. The Company issued warrants to acquire 450,000 shares of Common Stock to consultants in lieu of cash compensation for advisory services provided in the second and third quarters and over the next nine months. The value of these warrants ($469,000) is being recorded as selling, general and administrative expenses in the Company's statement of operations over the expected service period of 12 months. The Company also issued a further warrant to acquire 100,000 shares of Common Stock to an employee of the Company, together with a warrant to acquire 100,000 shares of Common Stock to a former director of the Company. These were granted with an exercise price based on the market value at the date of the agreement. Other warrants to acquire 65,000 shares of Common Stock were issued, with an ascribed value of $98,900. Of this $13,800 was expensed to selling, general and administrative expenses, and $85,100 was expensed to interest expense. A total of 410,000 warrants were issued in relation to the raising of new equity. The value ascribed to this ($363,850), has been recorded as a reduction to the related additional paid in capital.

            Finally, the Company also issued warrants to acquire 600,000 shares of Common Stock in relation to the conversion of the Series D Stock, which conversion was completed in December 1999, as provided in the Series D Stock conversion agreements. After the expiration of each 30 day period, warrants to purchase a further 100,000 shares of Common Stock will be due to be issued, at an exercise price of $0.52 per share, until such time as the shares of Common Stock issued upon conversion of the Series D Stock are registered. The value ascribed to these warrants ($1,025,100) was amortized immediately upon issuance to accretion, discount and dividends in the first six months of 2000, $528,200 in the first quarter of 2000 and $496,900 in the second quarter of 2000. A further 300,000 warrants will be issuable for the third quarter of 2000. The value to be ascribed to these warrants ($261,000) was amortized to accretion, discount and dividends in the third quarter of 2000.

NOTE 8 - NET LOSS PER COMMON SHARE

            Net loss per common share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares and common shares outstanding during the period. For the periods ended September 30, 2000 and 1999, the potential common shares have an antidilutive effect on the net loss per common share.

NOTE 9 - COMPREHENSIVE LOSS

            The total comprehensive loss for the three months ended September 30, 2000 and 1999 was $5,221,764 and $2,696,826 respectively, and $14,200,991 and $9,303,235 for the nine months ended September 30, 2000 and 1999 respectively. The adjustment to arrive at the total comprehensive loss for each period consists of foreign currency translation.

NOTE 10 - INDUSTRY SEGMENT INFORMATION

            The Company is a leading developer and marketer of produce systems solutions designed to address the needs of the rapidly growing market for fresh-cut produce. These products fall into two major classifications: processing technologies and related activities and packaging materials. Processing technologies are designed to inhibit the enzymatic degradation that causes fruits and vegetables to begin to deteriorate immediately after processing and are sold primarily in the United States. This category also includes activities of the Company's fresh-cut corn and potato products, as well as provision of scientific and technical services in the United States. The Company's produce packaging business involves perforating, converting and printing of flexible packaging, including technologies and processes that are proprietary to the Company, which are marketed in North and South America, the United Kingdom and Continental Europe.

            The following table summarizes the Company's financial information by industry segment:

                                                                 Nine months ended                    Three months ended
                                                                   September 30,                         September 30,
                                                             2000               1999               2000               1999
                                                         ------------       ------------       ------------       ------------
Sales:
    Processing technologies and related activities       $  3,581,938       $  6,735,750       $  1,382,833       $  2,004,142

    Packaging materials                                    17,357,882         15,961,303          5,568,862          4,643,732
                                                         ------------       ------------       ------------       ------------

            Total sales                                  $ 20,939,820       $ 22,697,053       $  6,951,695       $  6,647,874
                                                         ============       ============       ============       ============


Net (Loss) Income from Operations:
    Processing technologies and related activities         (6,557,631)        (8,240,994)        (2,153,525)        (2,556,055)

    Packaging materials                                      (233,416)           (95,104)            (1,107)          (145,246)
                                                         ------------       ------------       ------------       ------------


            Total net (loss) income from operations      $ (6,791,047)      $ (8,336,098)      $ (2,154,632)      $ (2,701,301)
                                                         ============       ============       ============       ============


NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

            In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those statements at fair value. This statement, as amended, will be adopted by the Company effective January 1, 2001. The Company has not yet completed its assessment of the impact that SFAS No.133 will have on its consolidated financial position or results of operations, but it does not believe that such impact will be material.

            In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC, and is required to be adopted in the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of SAB No. 101 has had a material impact on its consolidated financial position or results of operations.


NOTE 12 - SUBSEQUENT EVENTS

            At the end of October 2000, the Valencia region and surrounding area in Spain was hit by catastrophic thunderstorms and flash floods, causing damage estimated at $160,000,000. These severe weather conditions caused material damage to the equipment, premises and inventory located at the Valencia plant of the Company's Spanish subsidiary Fabbri Artes Graficas Valencia, SA, ("Fabbri"). Although the Company believes it has adequate insurance to cover the damage suffered by Fabbri, which damage is still being assessed, it is likely that the damage will adversely impact Fabbri's fourth quarter 2000 and first quarter 2001 sales revenues. The Company is unable to quantify the impact at this time, as any estimate also depends on the extent of damage suffered by Fabbri's customers and the citrus crop in the areas affected. Fabbri generated sales revenue of $4,280,000 in the nine months ended September 30, 2000.

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

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

            Sales. Sales decreased from $22,697,000 in the nine months ended September 30, 1999 to $20,940,000 in the nine months ended September 30, 2000, a decrease of $1,757,000 or 7.7%. Sales of processing technologies and related activities in the US and Europe decreased from $6,736,000 in the nine months ended September 30, 1999 to $3,582,000 in the nine months ended September 30, 2000, a decrease of $3,154,000 or 47%. Sales of US packaging materials increased significantly from $1,852,000 in the nine months ended September 30, 1999 to $2,530,000 in the nine months ended September 30, 2000, an increase of $678,000 or 37%. Sales of UK packaging materials increased from $8,316,000 in the nine months ended September 30, 1999 to $10,548,000 in the nine months ended September 30, 2000, an increase of $2,232,000 or 27%. Sales of European packaging materials decreased from $5,793,000 in the nine months ended September 30, 1999 to $4,280,000 in the nine months ended September 30, 2000, a decrease of $1,513,000 or 26%.

            The decrease in sales of processing technologies and related activities was mainly due to the lower sales revenue from fresh-cut corn sold through the Company's majority-owned affiliate, Newcorn. In the first nine months of 2000, this accounted for approximately 82% of the decline in this business segment. During 1999 and early 2000 the Company restructured the corn operations and withdrew from the market. This withdrawal also involved not only a reduction in overheads, thus reducing the breakeven level of sales, but also a complete reappraisal of the sales and purchasing model. The Company has identified the need for changes in the way it promotes its corn to major customers, in order to help support the year round model, and has begun to implement such changes accordingly. In addition, the Company intends to launch a sales effort into food service, where appropriate, as well as to develop its traditional retail market. In relation to this market extension, the Company is also extending the range of corn products available, and plans to introduce further new products during 2001 onwards. The Company intends to largely withdraw from the corn market during November and December 2000 and January 2001. Given the previous experience of the business, the Company did not previously contract for corn growing during this period in order to maintain a favorable risk profile. Some sales may be made based upon spot market purchases. It is anticipated that the business will be able to return to the market when appropriate during the first quarter of 2001.

            During the first quarter of 2000, the Company completed the relocation of its potato processing equipment from Somis, California to Pasco, Washington. The production and shipment of fresh-cut potato products commenced in March from the Pasco, Washington facility of Reser's. During this relocation period the Company withdrew a number of products from the market and thus there was a fall in revenue while the processing line was relocated. These products were put back into production during the second and third quarters. This transition has taken longer than expected and the Company is only just getting back into production after several distribution tests and studies. This relocation followed the signing in October 1999 of a strategic five-year manufacturing and co-pack agreement with Reser's, under which Reser's will process and supply EPL Food with all of EPL Food's fresh-cut potato product requirements. As stated earlier, this relocation caused some disruption to shipments and also caused the Company to restrict its sales and marketing activities until such time as the relocation was completed.

            In addition to the above mentioned copack agreement, Reser's will process and supply EPL Food with a new range of blanched (partially cooked) potato products to be sold by EPL Food under the Fresh Alternatives TM brand. The Fresh Alternatives TM brand has been made available to EPL Food by the Sholl Group II, Inc., the exclusive licensee of The Pillsbury Company's Green Giant
(R) Fresh brand name. The Company has already commenced sales of these blanched potato products, although such sales did not have a material impact on sales revenue in the first nine months of 2000. In addition, the Company and Reser's agreed to enter into a related five-year non-exclusive license agreement for the Company's proprietary processing technology for potatoes. The Company currently believes these arrangements for both fresh and blanched potato products will have a material positive impact on the sales revenue of EPL Food in the balance of 2000 and beyond, although there can be no assurance such will be the case.

            During the first quarter of 2000, the Company announced an exclusive licensing arrangement with Monterey Mushrooms for its Mushroom Fresh (R) processing technology, and began generating revenue during the second and third quarters of 2000. Although such revenue is currently not material, the Company believes that these arrangements will have a material contribution to processing technology revenue in 2000 and beyond, although there can be no assurance that this will in fact be the case. In addition, product testing continues on other vegetables, and in some cases has been expanded or accelerated, and significant costs have been incurred to date that are yet to yield material revenues. The Company is also following up on potential opportunities for processing technologies and scientific and technical services in Europe.

            The 37% increase in U.S. packaging material sales was principally attributable to increasing sales of perforated products, as well as timing differences in shipments to large customers compared to the same period of 1999. In May 2000 the Company signed a two year manufacturing and supply agreement with Procter & Gamble to provide a key component for a new consumer product. This component, to be manufactured at a U.S. facility of the Company's U.S. packaging business, involves the use of proprietary technology. The product and its expected volume have not been identified for competitive reasons. The U.S. packaging facility has been expanded to better manage the increased volume and production demands of this new agreement. The Company continues to be engaged in discussions with a number of potential customers for new product applications and markets, especially in relation to the Company's proprietary perforating capabilities. These include applications in the consumer goods, produce, horticultural, bakery and pharmaceutical industries, amongst others. Some initial orders have been received to date. Should further such orders be forthcoming, the Company expects that such new orders would make a material contribution to sales revenue in the balance of 2000 and onwards. There can be no assurance, however, that the Company will obtain these orders

            The 27% increase in U.K. packaging material sales was principally attributable to an increase in the sales of packaging to the produce industry. This rate of increase has been growing, and compares with 24% for the first six months and 4.4% for the first three months. Although unable to quantify the amount, the Company believes the growth was adversely impacted by fuel strikes in the U.K. in September, which disrupted sales of the Company's products and those of its customers. The Company is now the main supplier of produce packaging to processors supplying most of the main food retailers in the U.K., and this market segment now represents the largest single segment of the U.K. business. The Company believes that its efforts to change product mix represent a more stable foundation for sustainable and more profitable growth, although there can be no assurance that the Company will be successful in these efforts. The year 2000 is expected to see a full year's benefit of the increased orders, which is expected to generate a material increase in revenue during 2001 and beyond, although there can be no assurance that such additional revenue will be obtained. In addition, the Company's proprietary micro-perforating technology has enabled the Company to win new orders in the area of cooked meat pastry products and the Company believes it is the market leader in this industry segment. New orders continue to be gained in the area of "breathable" packaging and the Company has increased its production capacity in this area to handle the forecast volume increase. During the first quarter of 2000, the U.K. operation installed an 8 color press to further enhance its tactical abilities. Other applications are currently under development, which, if successful, could have a material impact on sales revenues in 2001 and beyond, although there can be no assurance that this development will result in new orders.

            The 26% decline in sales of European packaging materials was due mainly to (i) an adverse movement in exchange rates when converting sales into US dollars, which moved approximately 16% in the first nine months of 2000 as compared with the first nine months of 1999, and (ii) a delay and subsequent reduction in the citrus harvest for 1999/2000, as compared with the 1998/1999 period. While adverse currency conversion rates are expected at least in the short term to affect Spanish sales as reported in US dollars as compared to the year ago period, the Company expects sales volumes to increase from the 2000 levels achieved to date. The exact timing of this increase is uncertain, and as noted in note 12 to the condensed consolidated financial statements, it is likely that sales volume will be impacted adversely in the 2000 fourth quarter and 2001 first quarter by the flood damage incurred at the Fabbri factory. Through Fabbri, the Company is targeting further expansion not only in Spain but in other European countries. In addition, Fabbri is planning to reduce its dependency on the citrus crop by increasing its sales of packaging materials used in fresh produce and other areas. Fabbri is also seeking to expand its limited revenue derived from South American countries through existing and new contacts. Furthermore, Fabbri is working increasingly closely with the U.K. business not only to leverage the scientific and technical knowledge base, but to be able to offer customers a pan-European service offering. The increased technical base is reflected in the launch of the Company's Respire(R) brand of "breathable" packaging for fresh produce into Europe, from which Fabbri has already begun to gain new business, although it did not have a material impact on sales revenue in the first nine months of 2000.

            Gross Profit. Gross profit increased from $571,000 in the nine months ended September 30, 1999 to $2,161,000 in the nine months ended September 30, 2000, an increase of $1,590,000 or, as a percentage of sales, from 2.5% to 10.3%. This increase reflected the considerably reduced losses in the corn operations, following the restructuring that occurred at the end of 1999. In addition, there was an improvement in the results of the potato operations, following the completion at the end of the first quarter of the relocation of the potato processing facility to Reser's Pasco, Washington facility. Again, further benefits of this are expected in the final quarter and beyond as the business development progresses and volumes of potatoes processed increases. The gross margin in the US packaging business also improved, as a result of improved volumes and a more beneficial sales mix. There was also a further gain in the UK packaging margin, reflecting significant volume increases, resulting in improved economies of scale, as well as a continuing improvement in product mix. These gains were offset by a fall in the gross profit in European packaging, caused by the lower sales volumes.

            Gross profit from period-to-period may also be impacted by pricing pressures on Newcorn's corn operations primarily attributable to the extent to which bulk corn is available in regions where Newcorn's fresh-cut corn products are sold. At the end of 1999 and into 2000 the Company restructured the way it buys bulk corn so as to minimize any fixed volumes it is required to take. This provides the Company, where appropriate, with options to buy product as well as additional amounts sometimes being available on the spot market.

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

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $5,766,000 in the nine months ended September 30, 1999 to $6,352,000 in the nine months ended September 30, 2000, an increase of $586,000 or 10%. This increase was due primarily to (i) $260,000 of non-cash charges relating to the amortization of the fair value of warrants issued, (ii) the continuing and accelerating development of the Company's sales and marketing efforts, particularly in the area of packaging and perforation development, and (iii) other costs, including additional professional fees. The Company's sales and marketing efforts with respect to processing technologies and related activities are primarily focused on fresh-cut potatoes, apples and mushrooms, together with packaging and perforation applications. It also reflects the change in the nature of development costs incurred, as some products move from the product development stage to market development. This is evidenced by a significant fall in research and development costs as outlined below.

            Research and Development Costs. Research and development costs decreased from $1,541,000 in the nine months ended September 30, 1999 to $1,009,000 in the nine months ended September 30, 2000, a decrease of $532,000 or 35.0%. The reduction reflects the ongoing reallocation of resources from development to application and execution. The Company continues to expense all development costs, whether product, market or sales related, as incurred, and thus costs are incurred prior to the benefits, if any, that may be expected to be realized from such expense. The Company expects that research and development costs will continue at no less than recent levels and may increase.

            Depreciation and Amortization. Depreciation and amortization decreased from $1,600,000 in the nine months ended September 30, 1999 to $1,591,000 in the nine months ended September 30, 2000, a decrease of $9,000 or 0.6%.

            Loss from Operations. Loss from operations decreased from $8,336,000 in the nine months ended September 30, 1999 to $6,791,000 in the nine months ended September 30, 2000, a decrease of $1,545,000 or 18.5%. The decrease in the loss was primarily due to the significant improvement in gross margins, despite the lower sales revenue. In addition, there was a net fall in total operating expenses, excluding depreciation and amortization and the amortization of the fair value of the warrants mentioned above, of over $200,000. Further improvements are expected in this regard, and management believes that the infrastructure costs can be further leveraged as sales continue to develop. Management believes that considerable commercial progress continues to be made and that the foundation for future sustainable growth has been considerably strengthened. However, because all development costs are expensed as they are incurred, together with the fact that such expense is necessarily incurred before the benefits of increased sales and improved margins can be seen, the Company's financial results do not yet reflect this activity

            Interest Expense. The increase in interest charges from the charge of $368,000 in the nine months to September 30, 1999 principally reflects the non-cash cost amortization of deferred finance costs brought forward from 1999, together with additional finance charges arising from the additional shares of Common Stock granted upon the restructuring of the facility with the Lenders as described in Note 4 above. In addition, there is a fair value provision for warrants granted in the first quarter of 2000 in connection with the first quarter financing described in Note 4 to the Company's financial statements. Of the total charge in the nine month period of $7,253,000, $6,382,000 (88%) represents the aforementioned non-cash costs. In addition, the level of debt in the nine months ended September 30, 2000 was considerably higher than the same period in 1999.

            Gain on sale of fixed assets. As noted in the Company's 1999 consolidated financial statements, the Company completed a sale and leaseback of the land and building at its Spanish trading subsidiary, "Fabbri", with an unrelated third party. The Company raised gross proceeds, before costs and taxes, of PTS 800,000,000 (approximately $5,100,000). The Company expects to realize a total pretax profit of approximately $2,303,000 on this transaction. For financial reporting purposes, $274,000 of this total profit has been recognized in the nine months ended September 30, 2000. The remaining balance will be recognized over the eight year life of the associated leaseback. The tax on this profit can be deferred for up to 10 years under Spanish tax rules.

            Accretion, Discount and Dividends on Preferred Stock. The accretion, discount and dividends on preferred stock increased from $353,000 for the nine months ended September 30, 1999 to $1,320,000 in the nine months ended September 30, 2000, an increase of $967,000 or 274%. This non-cash increase was due to an adjustment reflecting the fair value of warrants issued during the first nine months of 2000, which totaled $1,286,000 (97%) of the total charge in the period. Most of the expense on 1999 related to an appreciation provision on the Series D Stock, all of which Stock was converted by December 31, 1999.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

            Sales. Sales increased from $6,648,000 in the three months ended September 30, 1999 to $6,952,000 in the three months ended September 30, 2000, an increase of $304,000 or 4.6%. Sales of processing technologies and related activities in the US decreased from $2,004,000 in the three months ended September 30, 1999 to $1,383,000 in the three months ended September 30, 2000, a decrease of $621,000 or 31%. Sales of US packaging materials increased from $605,000 in the three months ended September 30, 1999 to $835,000 in the three months ended September 30, 2000, an increase of $230,000 or 38%. Sales of UK packaging materials increased from $2,770,000 in the three months ended September 30, 1999 to $3,681,000 in the three months ended September 30, 2000, an increase of $911,000 or 33%. Sales of European packaging materials decreased from $1,268,000 in the three months ended September 30, 1999 to $1,053,000 in the three months ended September 30, 2000, a decrease of $215,000 or 17%.

            As with the change in sales revenue in the nine months ended September 30, 2000, the decrease in sales of processing technologies and related activities during the third quarter of 2000 was mainly due to the lower sales revenue from fresh-cut corn sold through Newcorn in the quarter, and accounted for approximately 83% of the decline in this business segment

            Following the disruption of the relocation to Reser's earlier in the year, sales activity recommenced during the period, although the benefits from this will not be seen until the fourth quarter of 2000 and beyond.

            Following the announcement of an exclusive licensing arrangement with Monterey Mushrooms for its Mushroom Fresh (R) processing technology in the first quarter of 2000, the Company started shipments during the second quarter, which continued into the third quarter. The Company currently believes that these arrangements will have a material contribution to processing technology revenue in 2001 and beyond, although there can be no assurance that this will in fact be the case. In addition, product testing continues on other vegetables, and in some cases has been expanded or accelerated, and significant costs have been incurred to date that are yet to yield material revenues. The Company is also following up on potential opportunities for processing technologies and scientific and technical services in Europe.

            The 38% increase in U.S. packaging material sales over the 1999 third quarter was principally attributable to increasing sales of perforated products, as well as timing differences in shipments to large customers compared to the same period of 1999. The U.S. packaging facility has been expanded to better manage the increased volume and production demands of this new agreement. The Company continues to be engaged in discussions with a number of potential customers for new product applications and markets, especially in relation to the Company's proprietary perforating capabilities. These include applications in the consumer goods, produce, horticultural, bakery and pharmaceutical industries, amongst others. Some initial orders have been received. Should further such orders be forthcoming, the Company expects that such new orders would make a material contribution to sales revenue in the balance of 2000 and onwards. There can be no assurance, however, that the Company will obtain these orders

            The 33% increase in U.K. packaging material sales as compared to the 1999 third quarter was principally attributable to an increase in the sales of packaging to the produce industry, as well as packaging for cooked meat pastry products. Although unable to quantify the amount, the Company believes the growth was adversely impacted by fuel strikes in the U.K. in September, which disrupted sales of the Company's products and those of its customers. The Company is now the main supplier of produce packaging to processors supplying most of the main food retailers in the U.K., and this market segment now represents the largest single segment of the U.K. business. The Company believes that its efforts to change product mix represent a more stable foundation for sustainable and more profitable growth, although there can be no assurance that the Company will be successful in these efforts. The 8 color press installed in the first quarter has enabled the Company to further enhance its tactical abilities. Other applications are currently under development, which, if successful, could have a material impact on sales revenues in 2000, although there can be no assurance that this development will result in new orders.

            The 17% decline in sales of European packaging materials, which was smaller than in either of the first two quarters, was due mainly to an adverse movement in exchange rates when converting sales into U.S. dollars, which moved approximately 18% in the third quarter of 2000 as compared with the third quarter of 1999. While adverse currency conversion rates are expected at least in the short term to affect Spanish sales as reported in U.S. dollars as compared to the year ago period, the Company expects sales volumes to continue to increase from the first half 2000 levels. In the short term the exact timing of this increase is uncertain, and as noted in note 12 to the condensed consolidated financial statements, it is likely that Fabbri's sales revenue will be adversely impacted in the 2000 fourth quarter and the 2001 first quarter by the flood damage incurred at the Fabbri factory at the end of October. The Company is targeting further expansion not only in Spain but in other European countries. In addition,

Fabbri is planning to reduce its dependency on the citrus crop by increasing its sales of packaging materials used in fresh produce and other areas. Fabbri is also seeking to expand its limited revenue derived from South American countries through existing and new contacts. Furthermore, Fabbri is working increasingly closely with the U.K. business not only to leverage the scientific and technical knowledge base, but to be able to offer customers a pan-European service offering.

            Gross Profit. Gross profit increased from $150,000 in the three months ended September 30, 1999 to $766,000 in the three months ended September 30, 1999, an increase of $616,000 or, as a percentage of sales, from 2.3% to 11%. This increase reflected the considerably reduced losses in the corn operations, following the restructuring that occurred at the end of 1999. In addition, there was an improvement in the results of the potato operations, following the completion during the 2000 first quarter of the relocation of the potato processing facility to Reser's Pasco, Washington facility. The Company believes further benefits of this will be seen as the year rolls out and volumes of potatoes processed increases. The gross margin in the US packaging business also improved, as a result of improved volumes and a more beneficial sales mix. There was also a further gain in the UK packaging margin, reflecting significant volume increases, resulting in improved economies of scale, as well as a continuing improvement in product mix. These gains were offset by a fall in the gross profit in European packaging, caused by the lower sales volumes.

            Gross profit from period-to-period may also be impacted by pricing pressures on Newcorn's corn business primarily attributable to the extent to which bulk corn is available in regions where Newcorn's fresh-cut corn products are sold. At the end of 1999 and into 2000 the Company restructured the way it buys bulk corn so as to minimize any fixed volumes it is required to take. This provides the Company, where appropriate, with options to buy product as well as additional amounts sometimes being available on the spot market.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $1,910,000 in the three months ended September 30, 1999 to $2,065,000 in the three months ended September 30, 2000, an increase of $155,000 or 8.1%. This increase was due primarily to (i) non-cash charges of $117,000 relating to the amortization of the fair value of warrants issued, (ii) the continuing and accelerating development of the Company's sales and marketing efforts, particularly in the area of packaging and perforation development, and (iii) other costs, including additional professional fees. The Company's sales and marketing efforts with respect to processing technologies and related activities are primarily focused on fresh-cut potatoes, apples and mushrooms, together with packaging and perforation applications. It also reflects the change in the nature of development costs incurred, as some products move from the product development stage to market development. This is evidenced by the $79,000 decrease in research and development costs outlined below.

            Research and Development Costs. Research and development costs decreased from $412,000 in the three months ended September 30, 1999, to $333,000 in the three months ended September 30, 2000, a decrease of $79,000 or 19%.The reduction reflects the ongoing reallocation of resources from development to application and execution. The Company continues to expense all development costs, whether product, market or sales related as incurred and thus costs are incurred prior to the benefits, if any, that may be expected to be realized from such expense. The Company expects that research and development costs will continue at no less than recent levels and may increase.

            Depreciation and Amortization. Depreciation and amortization decreased from $530,000 in the three months ended September 30, 1999, to $523,000 in the three months ended September 30, 2000, a decrease of $7,000 or 1.3%.

            Loss from Operations. Loss from operations decreased from $2,701,000 in the three months ended September 30, 1999 to $2,155,000 in the three months ended September 30, 2000, a decrease of $546,000 or 20%. The decrease in the loss was primarily due to the significant improvement in gross margins, despite the lower sales revenue. In addition, there was a net fall in total operating expenses, excluding depreciation and amortization and the amortization of the fair value of the warrants mentioned above, of approximately $41,000. Further improvements are expected in this regard, and management believes that the infrastructure costs can be further leveraged as sales continue to develop. Management believes that considerable commercial progress continues to be made and that the foundation for future sustainable growth has been considerably strengthened. However, because all development costs are expensed as they are incurred, together with the fact that such expense is necessarily incurred before the benefits of increased sales and improved margins can be seen, the Company's financial results do not yet reflect this activity

            Interest Expense The increase in interest charges from the charge of $196,000 in the three months to September 30, 1999 principally reflects the non-cash cost amortization of deferred finance costs brought forward from 1999, together with additional finance charges arising from the additional shares of Common Stock granted upon the restructuring of the facility with the Lenders as described in Note 4 above. In addition, there is a fair value provision for warrants granted in the first quarter of 2000 in connection with the first quarter financing described in Note 4 to the Company's financial statements. Of the total charge in the three month period of $3,023,000, $2,726,000 (90%) represents the aforementioned non-cash costs. In addition, the level of debt in this period was considerably higher than the same period in 1999.

            Gain on sale of fixed assets. As noted in the Company's 1999 consolidated financial statements, the Company completed a sale and leaseback of the land and building at its Spanish trading subsidiary, "Fabbri", with an unrelated third party. The Company raised gross proceeds, before costs and taxes, of PTS 800,000,000 (approximately $5,100,000). The Company expects to realize a total pretax profit of approximately $2,303,000 on this transaction. For financial reporting purposes, $87,000 of this total profit has been recognized in the current period. The remaining balance will be recognized over the eight year life of the associated leaseback. The tax on this profit can be deferred for up to 10 years under Spanish tax rules.

            Accretion, Discount and Dividends on Preferred Stock. The accretion, discount and dividends on preferred stock increased from $107,000 in the three months ended September 30, 1999 to $272,000 in the three months ended September 30, 2000, an increase of $165,000. The increase was due to an adjustment reflecting the fair value of warrants issued in 2000, which totaled $261,000 (96%) of the total charge in the period. Most of the expense in 1999 related to an appreciation provision on the Series D Stock, all of which Stock was converted by December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

            At September 30, 2000, the Company had $1,029,000 in cash and short term investments, (including $354,200 of restricted cash - current and $514,500 of restricted cash - non current) compared with $1,493,200 (including $394,500 of restricted cash-current and $511,100 of restricted cash - non current) at December 31, 1999, a decrease of $464,200. During the nine months ended September 30, 2000, $5,657,700 was used in operating activities. In addition, $1,355,500 was used in investing activities to purchase fixed assets. The increase in cash used in operating activities of $3,887,700 in the nine months ended September 30, 2000 compared to the same period in 1999 reflects the increased net loss, offset by increased non cash adjustments and an increase in working capital as suppliers' outstanding balances were reduced (as opposed to 1999 when supplier accounts were increased).

            Total financing activities during the nine months ended September 30, 2000 provided $6,932,200, compared with $1,708,000 used in the same period in 1999. The generation in 2000 was primarily from the proceeds of short term debt ($3,606,000), the proceeds of long term debt ($1,037,000) and the net proceeds from the issuance of common stock ($3,035,000), offset by repayments of short and long term debt. In 1999 the net cash used in financing activities arose mainly from the repayment of long term debt.

            As of September 30, 2000, the Company had fully drawn $591,400 under its line of credit with the Bank of Scotland, entered into by its subsidiary EPL Technologies (Europe) Limited, which bears interest of 2% over bank base rate (6.00% as of September 30, 2000). The Company also has a short-term line of credit with the Bank of Scotland for up to approximately $2,271,000, subject to the level of receivables, which bears interest of 1.75% over bank base rate. At September 30, 2000, approximately $2,044,000 had been drawn under this facility. The lines of credit are collateralized by the assets of EPL Technologies (Europe) Limited and its subsidiaries. The debt agreements with the Bank of Scotland contain certain covenants applicable to the results of operations of these businesses which provide for maintenance of minimum asset levels and minimum earnings before interest and tax to external interest ratios.

            During 1999 the Company, through its Spanish subsidiary Fabbri, finalized with BankInter an unsecured line of credit for PTS 50,000,000 ($287,400 at $1.00:PTS 174). The remaining balance drawn under the facility was repaid during the second quarter of 2000 and no amount was outstanding thereunder as at June 30, 2000.

            During the final quarter of 1999, the Company, through its subsidiary, EPL Flexible Packaging, Inc., was granted a short term credit facility of $100,000 with Old Second National Bank of Aurora. This facility is secured upon the inventory of EPL Flexible Packaging, Inc. and carries interest at a rate of 1.5% over the bank's prime rate (9.5% as of September 30, 2000). There are no covenants applicable to this facility. As of September 30, 2000, the entire $100,000 had been drawn under this facility.

            At the end of the third quarter of 1998, Newcorn entered into two equipment financing loans with General Electric Capital Corporation ("GECC") and Santa Barbara Bank & Trust ("SBBT") secured by specifically identified capital assets. The GECC loan is for approximately $549,000 for a term of 48 months bearing interest at 10.25% per annum. The SBBT loan is for approximately $466,000 for a term of 48 months payable in equal monthly installments bearing interest at 10.5% per annum. At September 30, 2000, approximately $350,000 and $260,000 were outstanding under the GECC and SBBT loans, respectively.

            In March 1999, Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company on a short term basis a revolving credit facility in an amount of up to $500,000, which was increased to $1,000,000 in June 1999. At September 30, 2000 approximately $160,000 was outstanding, excluding accrued interest. The Company's obligations under this facility are unsecured, and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum. The Company's Chairman has agreed to defer repayment of the remaining balance owed to him until the Company is able to do so. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by Mr. Devine in connection with advancing funds to the Company under this facility.

            In December 1999 two investment funds affiliated with the Company granted the Company a credit facility of $3,500,000, which amount was fully drawn as at December 31, 1999 and September 30, 2000. The facility carries a stated interest at the rate of 12% per annum and is secured by a pledge of certain assets of the Company. In connection with this facility, the Company issued two million shares of Common Stock and issued a warrant to acquire 350,000 shares of Common Stock at an exercise price of $0.50 per share. In May 2000, the Lenders agreed to defer the repayment date until September 2000, as well as agree to other changes in the terms of the facility. In connection with this restructuring, the Company issued an aggregate of one million shares of Common Stock to the Lenders and 150,000 shares of Common Stock to a third party which participated in the negotiation of the restructuring. Based on the market value at the date of issuance, the shares had a value of $1,725,000. Such value was recorded as deferred debt costs on the balance sheet under prepaid expenses and other current assets and was amortized into interest expense over the life of the initial debt agreement. This amortization was complete as at September 30, 2000. In August 2000, the lenders agreed to further restucture the facility, including to defer repayment until December 2000. Under this agreement, further shares will be issuable, in October and November 2000 (450,000 shares and 485,000 shares respectively), depending on the repayment date, the value of which will be charged into interest expense at that time. As the loan was not repaid as at September 1, 2000, 425,000 shares will be issuable and were charged into interest expense in September 2000 ($398,438, based on the market value as at September 1, 2000)

            In February and March 2000, the Company, in a series of transactions, borrowed from individual investors $3,275,000 for a period of 12 months. The loans, which are unsecured, carry interest at the rate of 10% per annum. In connection with these loans, the Company issued warrants to acquire a total of 1,637,500 shares of Common Stock at an exercise price of $1.00 per share.

            At September 30 2000, the Company had warrants outstanding and exercisable to purchase 7,474,114 shares of common stock at a weighted average price of $1.33 per share. In addition, at September 30, 2000, the Company had 2,176,625 options outstanding and exercisable to purchase shares of common stock at a weighted average price of $7.27 per share. At September 30, 2000, there were no material commitments for capital expenditures.

            The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support the Company's cost structure, and the financial statements have been prepared on that basis. Historically, the Company's revenues have not been sufficient to fund the development of the Company's business, and thus it has had to finance its operating losses externally principally through equity or debt financing. This, together with the fact that the Company has incurred net losses, exclusive of accretion, discount and dividends on preferred stock, of $7,187,000, $7,781,000 and $14,416,000 in 1997, 1998 and 1999 respectively, had an accumulated deficit of $50,270,000 and negative working capital as of December 31, 1999, caused the Company's independent public auditors to include a going concern uncertainty paragraph in their audit report accompanying the Company's 1999 Consolidated Financial Statements.

            To address the current financial situation, the Company has undergone a number of operational improvements as well as made significant investments in development and marketing activities related to its various processing technology businesses and packaging businesses in 1999 and 2000, which the Company's management believes will improve cash flows from operations. The Company expects that the following, amongst others, should contribute to an improvement in the financial performance of the Company in the year 2000 and beyond, although there can be no assurance that such will in fact be the case : (i) the restructuring of the corn portion of the processing aids business segment and the reduction in ongoing overheads of that operation, (ii) the agreement with Reser's for Reser's to process and supply EPL Food with all of EPL Food's fresh-cut potato requirements, (iii) the Company's completion subsequent to December 31, 1999 of the relocation of its potato processing equipment and production and shipment of fresh-cut potato products commenced from Reser's Pasco, Washington facility,
(iv) further exploitation of the Company's processing technologies, as evidenced by the exclusive licensing arrangement with Monterey Mushrooms for mushrooms entered into earlier in 2000, and (v) further exploitation of the Company's perforating technologies, as evidenced by the new orders gained in produce packaging in the U.K.during the fourth quarter of 1999 and to date in 2000, together with the various applications development projects currently in progress.

            The Company will be required to seek additional and longer-term debt or equity financing to fund operating requirements in the final quarter of 2000 and beyond, and to repay and/or refinance existing short term debt. It had no significant available existing borrowing facilities remaining at September 30, 2000. The Company is currently due to repay a credit facility granted by two investment funds affiliated with the Company in December 2000 in the amount of $3,500,000. This credit facility, together with the loans of $3,275,000 referred to in Note 4 to the condensed consolidated financial statements, comprised the majority of the $9,100,000 working capital deficit as of September 30, 2000. In this regard, the Company is currently exploring a number of options to raise additional capital. The cost of such additional financing arrangements may not be acceptable to the Company and could result in significant dilution to the Company's existing shareholders. No assurances can be given that the Company will be successful in raising additional capital and failure to raise such capital, if needed, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                 At the Company's annual meeting of shareholders held on July 6, 2000, shareholders re-elected Paul L. Devine (28,975,249 votes in favor, 16,416 votes withheld), W Ward Carey (28,972,905 votes in favor, 18,760 votes withheld) and Al S. Clausi (28,965,705 votes in favor, 25,960 votes withheld) as directors of the Company.

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

                 The Company derives its revenues from its subsidiaries which account in US dollars, British pounds and Spanish pesetas. In 1999 the revenue generated from these sources amounted to $10,205,000 (33.6%), $11,486,000 (38%) and $8,616,000 (28.4%) respectively. For the nine months ended September 30, 2000, the revenue generated from these sources amounted to $6,111,600 (29.1%), $10,548,200 (50.4%) and $4,280,000 (20.5%) respectively. The total long-lived assets denominated in these currencies as at December 31, 1999 amounted to $7,027,000 (54.5%), $5,087,000 (39.3%) and $806,000 (6.2%) respectively. The exchange rate between the US dollar and the British pound was very stable during 1999, fluctuating by approximately 4%, and has also been very stable over the last few years. The Company does not believe that this is a significant exchange rate risk for the Company. The exchange rate between the US dollar and the Spanish peseta has fallen by an average of approximately 16% in the nine months ended September 30, 2000 as compared with the same period in 1999, and by approximately 18% in the three months ended September 30, 2000 as compared with the same period in 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EPL TECHNOLOGIES, INC.




Date:     November 13, 2000           /s/ Paul L. Devine
                                    --------------------------------------------
                                    Paul L. Devine
                                    Chairman and President
                                    (Principal Executive Officer)




Date:     November 13, 2000          /s/ Timothy B. Owen
                                    --------------------------------------------
                                    Timothy B. Owen
                                    (Principal Financial and Accounting Officer)