Form 10-K405
period 2000-12-31
EPL TECHNOLOGIES INC
filed 2001-04-03
CIK 945269

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 of 15(d) of the
                             Securities Act of 1934
                   For the Fiscal Year Ended December 31, 2000
                                       OR
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the transition period from ___ to ___

                         Commission File Number: 0-28444

                             EPL TECHNOLOGIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

        Colorado                                                                     84-0990658
------------------------                                                -----------------------------------
 (State of incorporation)                                              (I.R.S. Employer Identification No.)

                                       2 INTERNATIONAL PLAZA, SUITE 245
                                       --------------------------------
                                          PHILADELPHIA, PENNSYLVANIA                 19113-1507
                                          ---------------------------                ----------
                                   (address of principal executive offices)

Registrant's telephone number, including area code:                                (610) 521-4400

Securities registered pursuant to Section 12(b) of the Act:                             NONE

Securities registered pursuant to Section 12(g) of the Act:                 Common Stock $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of February 28, 2001 was estimated at approximately $10,113,000. This calculation excludes an estimated 14,311,000 shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the shares outstanding at February 28, 2001.

The number of shares of the Registrant's Common Stock outstanding as of February 28, 2001, was 37,425,814 shares.

                             EPL TECHNOLOGIES, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2000


                                                                                            PAGE
1.    ITEM 1. BUSINESS                                                                         2

2.    ITEM 2. PROPERTIES                                                                      14

3.    ITEM 3. LEGAL PROCEEDINGS                                                               15

4.    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             15

5.    ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY                      16
      HOLDER MATTERS

6.    ITEM 6. SELECTED FINANCIAL DATA                                                         18

7.    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS                                                               19

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                      32

8.    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                     34

9.    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
      AND FINANCIAL DISCLOSURE                                                                59

10.   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                                59

11.   ITEM 11. EXECUTIVE COMPENSATION                                                         62

12.   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT                                                                              66

13.   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                 68

14.   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
      FORM 8-K                                                                                69

15.   SIGNATURES                                                                              72

                                     PART I
ITEM 1. BUSINESS

GENERAL DEVELOPMENT

EPL Technologies, Inc. (the "Company" or "EPL") is a leading designer, developer, manufacturer and marketer of packaging technologies, which include a range of proprietary perforated products, as well as proprietary produce processing technologies and scientific and technical services. These products and services are designed to maintain the quality and integrity of various types of fresh-cut produce, as well as and address a number of other markets. The Company designs and markets products to address the specific needs of a variety of fresh-cut produce categories. The foundation of the Company's system is its proprietary produce processing aid technology, which inhibits the natural enzymatic degradation of fruits and vegetables after they have been processed. Fresh-cut fruits and vegetables that are treated with the Company's proprietary processing aids better maintain their natural characteristics, such as color, texture, taste and smell. In certain fresh-cut produce categories, such as fresh-cut sliced apples, fresh-cut potatoes and fresh mushrooms, the Company's processing aids allow increased availability of these fresh-cut produce products in retail and commercial markets. The Company has concluded that the use of the Company's processing aids, in accordance with the Company's recommended protocols, is "generally recognized as safe" ("GRAS") under U.S. Food and Drug Administration ("FDA") regulations.

The Company also uses a variety of film technologies to create packaging specifically designed to address the particular post harvest needs of specific vegetables. The Company markets these packaging products to produce growers and processors. The Company has launched major initiatives to seek to maximise the opportunities for its range of perforated products. These products are marketed for use in pharmaceutical, bakery, snackfood, consumer goods, healthcare, confectionery and industrial markets.

The Company currently operates in two main business segments, proprietary processing technologies, and proprietary perforated packaging products. The Company's revenues consist of (i) revenues derived from the sale of flexible packaging and processing technologies, (ii) revenues derived from the sale of certain fresh-cut fruits and vegetables, (iii) royalties from the sale of certain fresh-cut fruits and vegetables that have been processed using the Company's proprietary technologies and (iv) fees received for scientific and technical services rendered by the Company. The Company's revenues in 2000 from the sale of produce are derived primarily from the sale of fresh-cut corn and potatoes. The Company's royalty revenues are derived from sales of mushrooms and fresh-cut apples, that use the Company's proprietary technologies.

Historically, substantially all of the Company's revenues have been derived from the sale of flexible packaging. The Company believes that the Company's packaging technologies provide a platform to increase its sales of packaging, processing technologies and scientific and technical services to growers and processors of fresh produce. Therefore, the Company expects that the proportion of its revenues derived from the sale of its products and services targeted to the needs of the fresh-cut produce industry will increase over time and constitute a significant portion of the Company's future revenue growth. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The Company believes that its packaging technologies complement and enhance the effectiveness of its processing technologies, thus making packaging an integral component of the ntegrated system. In marketing its packaging technologies, the Company works closely with its customers in an effort to determine optimal packaging characteristics for the customer's products, thereby being in a position to influence a customer's buying decision with respect to its packaging needs. The Company's packaging business also provides a revenue stream that helps to fund market development and the Company's lengthy sales process, and the presence of its packaging infrastructure in regions where produce is grown enhances its sales prospects to produce growers and processors.

The scientific and technical services the Company provides complement the processing technologies and packaging as a part of its systems solutions. The Company's scientific and technical expertise provides the Company with an expanding base of knowledge about food technology and the Company believes this expertise helps to establish credibility with customers and supports the commercialization of the Company's products.

The Company markets its packaging technologies, processing technologies and scientific and technical services to processors of packaged, fresh-cut produce as well as to our broadening range of new markets. To this end, the Company has developed relationships with produce processors and other companies in an effort to penetrate further the fresh-cut produce market.

        - In July 1996, the Company formed NewCorn Co LLC ("Newcorn"), a limited liability company in which the Company has a 51% membership interest. Newcorn is a joint venture between the Company, Underwood Ranches and Twin Garden Farms. These latter two partners are two major regional growers and processors of fresh-cut sweet corn. Newcorn processes, packages, markets and sells fresh-cut corn products using the Company's processing aids and packaging materials, with the aim of developing year-round, nationally available branded fresh-cut corn products. At the end of 2000, the management decided that it was appropriate to discontinue its corn operations under its previous format, which had consumed much of the Company's financial and management resources. The management agreement with the Company's partner in Newcorn had come to an end, which made it a suitable point for the Company to refocus its resources on those opportunities that offer higher margins and a shorter, less demanding route to market. As a result of this, the Company has agreed with Green Giant to discontinue the use of the brand for corn and with them pursue a different entry into the market that places little, if any, demands on the Company's resources.(See Note 3 to the Company's consolidated financial statements).

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

        - In April 1998, Newcorn entered into a trademark sublicense agreement with The Sholl Group II, Inc. ("Sholl"), the exclusive licensee of The Pillsbury Company's "Green Giant(R) Fresh" brand name. The agreement grants Newcorn the exclusive right in North America to use the "Green Giant(R) Fresh" brand name on the Company's fresh-cut corn products. Under this agreement, Freshcorn LLC, a joint venture owned equally by the Company and Sholl, will provide marketing support for the Company's fresh-cut corn products. Newcorn's license expires on December 31, 2020, subject to automatic renewal or earlier termination in certain events, including termination of Sholl's license from The Pillsbury Company. Newcorn will pay a royalty to Sholl based on the number of cases of licensed corn products sold by Newcorn. Additionally, Newcorn will pay to Freshcorn a fee based on the profitability of Newcorn's sales of fresh-cut corn products (the "Fee"), against which the royalty payments to Sholl will be credited. As members of Freshcorn, Newcorn and Sholl have agreed that, generally, 25% of the Fee in each year will be used to reimburse expenses incurred by Newcorn for the advertising, marketing and promotion of the Company's fresh-cut corn products (with regard to proposed changes relating to the license to use the "Green Giant(R) Fresh" brand name in connection with fresh-cut corn products - As discussed above and in Item 7 below, at the end of 2000 management decided that it was appropriate to discontinue its corn operations under its previous format).

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

        - In May 2000, EPL announced it had signed a two year manufacturing and supply agreement with Procter & Gamble to provide a key component for a new consumer product. This component, to be manufactured at a U.S. facility of the Company's U.S. packaging business, involves the use of proprietary technology.

The Company was incorporated in 1985 under the laws of the State of Colorado. The Company's executive offices are located at 2 International Plaza, Suite 245, Philadelphia 19113-1507, and its telephone number is (610) 521-4400.

PRODUCTS AND SERVICES

The Company's products and services fall into two major classifications: proprietary perforating packaging technologies and processing technologies (which include the sale of fresh-cut corn and potatoes).

Perforated Packaging Products. The Company's produce packaging business involves perforating, converting and printing flexible packaging, using technologies and processes, some of which are proprietary to the Company. The Company also designs packaging films, the structure of which allows gas and moisture transmission at different rates, thereby maintaining a balance that enhances the effectiveness of the Company's processing technologies. As with processing technologies, in marketing its packaging technology the Company works closely with each customer and potential customer, using its scientific and technical services in seeking to determine optimal packaging characteristics, such as the type of film and extent of perforation, including the size, shape and number of holes of the packaging, based on the respiration rate of the particular type of produce.

As one of the leading perforators of packaging film, the Company is targeting specialty and, in some instances, new markets. Although historically films used in the produce industry have not been perforated, perforating has been shown to be beneficial to the packaging of certain varieties of fresh-cut produce, which by their nature continue to consume oxygen and produce carbon dioxide and moisture after being cut and packaged. Precise perforation of the packaging materials allows the produce to "breathe," thereby permitting the packaging to work with the processing technology to inhibit the process of enzymatic degradation. The Company's microperforation technology is proprietary. The Company's proprietary production capability allows the Company to produce perforated films of high quality and great consistency in a cost-effective manner. This capability provides control over moisture and oxygen transmission rates. The Company believes its broad range of capabilities to produce perforated films provides it with a competitive advantage. The Company has an exclusive agreement with duPont, whereby duPont purchases its entire requirement for flame perforation services for its Mylar(R) film from the Company. In addition, the Company is increasingly being approached to work on new applications, many outside of the produce industry, utilizing its perforating knowledge and capabilities.

Another aspect of the Company's packaging business is the conversion of packaging film into bags designed for a customer's food packaging needs for applications such as produce and bakery. The Company also has food-grade standard printing capabilities in the U.K., utilizing three six-color presses and eight-color press. The Company's packaging business provides additional market presence in certain geographic regions that the Company believes can enhance sales prospects for the Company's processing technologies and provide cross-marketing opportunities, although there can be no assurance that such will be the case. In the U.S., the Company subcontracts its printing and converting requirements, which the Company believes are readily available.

In addition to its produce packaging capabilities, the Company provides packaging to the snack food, cooked meat pastry products, bakery and confectionery industries, and, to a lesser extent, for other uses, including pharmaceutical and industrial applications.

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

The Company formulates processing aids for certain varieties of produce in accordance with its detailed scientific protocols. The Company believes that its Apple Fresh(R), Corn Fresh(R) and Potato Fresh(R) and Mushroom Fresh(R) processing aids have the potential to create new markets. These new markets, i.e. fresh-cut apple slices, fresh-cut potato products and freshly washed mushrooms, have historically not been available due to the lack of an effective, non-sulfite based alternative. For example, Apple Fresh(R) (for which the Company has recently been granted U.S. patent protection), when used in conjunction with the Company's packaging technology, can be used to inhibit browning and other enzymatic degradation in certain varieties of fresh apple slices for up to 14 days after processing. Potato Fresh(R) is designed to provide similar pre-packaged distribution capability for and fresh-cut potato products. In addition to Apple Fresh(R), Potato Fresh(R) and Mushroom Fresh(R), the Company currently markets its Carrot Fresh(R) processing aid for carrots.

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

The Company's scientific and technical services team consists of four Ph.D.s, as well as senior scientists and additional support technicians. These areas of expertise include microbiology, food science, post-harvest physiology, plant physiology and plant pathology. The Company maintains three laboratories dedicated to microbiological testing, as well as applications work to support the Company's sales thrust.

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

Company-sponsored research and development expenditures for the years ended December 31, 1998, 1999 and 2000 were approximately $1,573,000, $1,870,000 and
$1,341,000 respectively. See the Company's Consolidated Financial Statements.

MARKETS

The Company's focus is on products and services that are used in the processing of fresh-cut fruits and vegetables for both the retail and food service markets. By helping to maintain the quality and integrity of fresh-cut produce, the Company can meet the needs of its customers who are seeking to offer differentiated, brand-name, nationally available fresh-cut alternatives to commodity produce lines. The Company's packaging products are used in the fresh-cut produce industry in the U.S. and by leading companies in the U.K. and Europe in the fresh-cut produce, bakery, snack food and confectionery industries, and for other uses. The Company's processing technologies generally help to facilitate either new products, in the case of fresh-cut potato products, or a superior product proposition, in the case of the mushrooms. The scientific and technical services offered by the Company provide companies in the produce industry, especially those involved with fresh-cut and minimally processed produce, with analysis, protocols and plans relating to food safety and quality assurance programs, including microbiological testing, and provides additional internal technical support in developing the Company's processing aid and packaging protocols.

Increasingly, the Company is able to leverage its perforating expertise and exploit opportunities in non produce related industries. This area is expected to contribute significantly to the Company's future growth in sales revenue.

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

SALES AND PRODUCT COMMERCIALIZATION PROCESS

With respect to its packaging business, the Company seeks to meet the growing needs of existing customers, develop new products that can be sold to existing customers, and sell existing and new products to new customers as such opportunities are identified. The Company believes that the experience it has accumulated in all aspects of the produce industry, together with its scientific expertise, is helping to facilitate a systems solution approach to the packaging needs of the processor.

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

The Company has been developing relationships with produce processors and other companies in an effort to penetrate the fresh-cut produce market. The Company believes that its packaging acquisitions in regions where produce is grown will serve as a platform to enhance the Company's ability to cross-market its other products and services to other produce processors and growers in those regions. Similarly, with sales of processing technologies, the Company has an opportunity to sell its complementary packaging. The Company also plans to make proposals for product development or food safety programs to other existing customers of its processing technologies and packaging.

Due to the extended nature of the development, testing and sales process for processing technologies, the Company has experienced no significant backlog of orders to date for these products and, based on the relatively small incremental cost and time frame required to increase product output, the Company does not believe that any backlog measurement is material. Similarly, the Company has not experienced a significant backlog of orders for its packaging materials.

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

CUSTOMER CONCENTRATION

During the year ended December 31, 1999 and 2000, no one customer accounted for more than 10% of the Company's sales. During 1998, Pepsico accounted for 15% of the Company's sales.

SEASONALITY

Although, historically, the management of the Company has not discerned a seasonal pattern in the Company's business on a consolidated basis, certain aspects of the Company's business are seasonal. For example, Fabbri, one of the Company's subsidiaries engaged in the business of manufacturing and marketing flexible packaging sold primarily in the produce industry, historically has reported relatively higher sales revenue and income in the Company's first and fourth fiscal quarters because of timing of citrus and other crop harvests. However, Newcorn, a subsidiary of the Company engaged in the business of processing and marketing fresh-cut corn, historically has reported higher sales revenue in the Company's second quarter, although fluctuations in the results of Newcorn's operations have been difficult to predict due to the developmental nature of Newcorn's business. The Company's results of operations may become subject to greater seasonality as its various businesses develop at different rates.

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

PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS

The Company currently has six U.S. patents issued or allowed, one U.S. patent pending and numerous other patents licensed to the Company or under review for application. The U.S. patents for the Company's "Potato Fresh(R)" and "Carrot Fresh(R)" processing aids were granted on June 26, 1990 and September 13, 1994, respectively, with the U.S. patent for the Company's "Apple Fresh(R)" processing technology being granted on April 25, 2000. The Company also has U.S. patent protection for technologies designed to (i) eliminate the use of ice in shipping boxes of processed broccoli, (ii) inhibit the enzymatic browning of fresh peeled whole potatoes and (iii) administer treatments to pre-packed boxes of produce, although the actual patents have not yet been issued. In addition to the foregoing, U.S. patent protection has been obtained for a processing technology developed by the Company in collaboration with Penn State University for use on freshly harvested mushrooms. Penn State University has granted the Company an exclusive license for this technology for the life of the patent (the "License"). During the last few months the Company has been discussing the nature of its relationship with Penn State University. These discussions were precipitated by Penn State's claim that the Company had breached certain of its obligations under the License (a claim the Company believes is without merit). In any event, the Company has agreed to consider Penn State's proposal to terminate the license and enter into a new non-exclusive license covering the same technology, which modified license the Company believes will not have a material adverse effect on its ability to penetrate the fresh mushroom market. As of the date hereof, no final decision with Penn State has been reached. Patents that had been granted, or applications that were pending as of June 8, 1995, run for the longer of 17 years from the date of formal grant or 20 years from the date of filing. For all subsequent filings, U.S. patents (once granted) run for 20 years from the date of formal application. The Company or certain of its subsidiaries also have twelve registered U.S. trademarks, including Respire(R), and its processing aid names, such as Potato Fresh(R), and two trademark applications pending. The Company has a license to use the "Green Giant(R) Fresh" brand on the Company's fresh-cut potato products which runs through September 2007, unless terminated earlier. The Company also has a license to use "Fresh Alternatives" brand name on potato products, also licensed from Pillsbury. In addition, the Company's Newcorn subsidiary has a license to use the "Green Giant(R) Fresh" brand for fresh-cut corn products which runs through December 31, 2020, unless terminated earlier. "Green Giant(R) Fresh" is a registered trademark of The Pillsbury Company. The Company has and may continue to seek licenses for other trademarks that it believes will add value to a proposed product. Furthermore, the Company has eight patents and 19 patent applications pending outside the U.S. for its main processing aid technologies, as well as one registered trademark and two trademark applications pending outside the U.S., with others under review. To help protect the Company's technology and proprietary information, the Company has confidentiality agreements with its customers, as well as internal non-disclosure agreements and safeguards, although there can be no assurance that these safeguards will be adequate to fully protect the Company. The importance the Company attaches to its patent position is reflected in the significant efforts made on research and development (see the Company's Consolidated Financial Statements and the notes thereto). In addition to its patent protection, the Company believes it has a competitive advantage through its proprietary knowledge of the applications for its technology.

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

Specifically, during its due diligence investigation in connection with the Fabbri acquisition, the Company was informed that from time-to-time in the past, Fabbri disposed of certain hazardous waste (such as used oil cans, empty dye cans and electrolytic salts residue) using some waste management companies that were not authorized handlers of hazardous waste under applicable Spanish legislation. Some drums of such hazardous waste also were not labeled as required and stored longer than permitted under Spanish legislation. Under Spanish law, a producer of hazardous wastes remains responsible for damages to third parties or the environment if these wastes are collected by a non-authorized hauler. As part of the documentation of the Fabbri Acquisition, the Company obtained from the prior owner of Fabbri, Sidlaw Group plc, a U.K. public-company ("Sidlaw"), an indemnification for any fines or penalties levied against the Company from the collection of waste by unauthorized haulers, subject to a limit of approximately $4,500,000. The Company is not aware that these past actions resulted in any environmental damages, and therefore does not believe that these actions represent possible material losses. To the extent that the Company incurs liabilities in respect of the foregoing that are not covered by the indemnity from Sidlaw, or Sidlaw fails to fulfill its indemnity obligations, there could be a material adverse effect on the Company's business, financial condition and results of operations. Nevertheless, the Company is not aware that any claims have been made or are pending, and is not aware of any past or current environmental conditions that it believes will result in any material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYMENT

As of December 31, 2000, the Company had 221 employees providing services in the U.S. and Europe, of which 21 were engaged in sales and marketing, 165 in production, 9 in technical services and research and 26 in management and administration. Some of the managerial employees are employed pursuant to employment agreements, and the Company maintains key-man insurance on Mr. Devine, the Company's Chief Executive Officer, in the amount of $1,000,000. See "Item 11 - Executive Compensation". The Company expects to recruit additional personnel as and when required.


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


ITEM 2. PROPERTIES

The Company believes that its current facilities are adequate for its present needs and that it would not have any difficulty in obtaining additional or alternate space at prevailing rates if necessary. The Company's current facilities are as follows:

                                SQUARE    OWNED/LEASED
        LOCATION                 FEET     (EXPIRATION)        CHARACTER OF USE
        --------                 ----     ------------        ----------------
      Philadelphia, PA           6,600    Leased (1/2002)     Principal administrative office
      Oswego, IL                16,400    Leased (6/2004)     Packaging operations
      Oswego, IL                 7,080    Leased (4/2002)     Packaging operations
      Gainsborough, England     19,500    Leased (10/2004)    Printing facility
      Runcorn, England          17,478    Owned               Perforating and converting
                                                              facilities
      Runcorn, England           5,085    Leased (9/2007)     Perforating and converting
                                                              facilities
      Runcorn, England           8,500    Leased (12/2002)    Perforating and converting
                                                              facilities
      Camarillo, CA(a)(b)       74,248    Leased (11/2004)    Fresh-cut corn processing
                                                              facility
      Darien, WI(b)             35,200    Leased (5/2008)     Fresh-cut corn processing
                                                              facility
      Valencia, Spain          142,106    Leased (7/2007)     Packaging operations

      (a) Property is leased by Newcorn and the lease is guaranteed by the Company. Newcorn occupies approximately 73% of the facility.

      (b)      As discussed more fully in Note 3 to the Company's consolidated financial statements, the Company has ceased operations in these facilities and is seeking to exit its obligations under these
`              leases.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

MARKET INFORMATION

      PRICE RANGE OF COMMON STOCK

The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "EPTG", and has done so since September 1999, having previously traded on the Nasdaq National Market under the same symbol since May 1998. From January 4, 2000 to February 11, 2000 the Common Stock traded under the symbol "EPTGC", as the Company was granted an exemption from the minimum $1.00 per share stock price Nasdaq SmallCap Market listing requirements. From July 1996 to May 1998, the Common Stock traded on the Nasdaq SmallCap Market under the symbol "EPTG", except for a period of approximately 30 days following March 18, 1998 when the Common Stock was included on the Nasdaq SmallCap Market under the symbol "EPTGD" to indicate the one-for-two reverse split that was approved by shareholders in March 1998. The following table sets forth the quarterly range of high and low bid quotations for 1999 and 2000 for the Company's Common Stock during the periods indicated, adjusted for the reverse split, assuming a price that is twice the actual pre-split price (such high and low bid quotations reflect inter-dealer prices without retail mark-up, mark down or commissions and may not necessarily represent actual transactions):

                                           HIGH               LOW
                                           ----               ---
1999
        First quarter                      $5.00             $3.75
        Second quarter                      4.38              3.75
        Third quarter                       3.81              1.00
        Fourth quarter                      1.25              0.50

2000
        First quarter                       4.75              0.63
        Second quarter                      2.75              1.06
        Third quarter                       1.50              0.88
        Fourth quarter                      1.06              0.38


In February 2001, the Company announced that it had received Nasdaq Staff determinations indicating that (A) the Company fails to comply with the $1.00 minimum bid price and net tangible assets, market capitalization and net income requirements for continued listing set forth in Marketplace Rules 4310(c)(04) and 4310(c)(2)(B), (B) the Company's Form 10-K for the fiscal year ended December 31, 1999 contained a 'going concern' qualification in the audit opinion and (C) the Company's securities are, therefore, subject to delisting from The Nasdaq SmallCap Market. The Company requested, and on March 22, 2001 was heard, at a hearing before a Nasdaq Listing Qualifications Panel ("Panel") to review the Staff determinations. There can be no assurance the Panel will grant the Company's request for continued listing.

As of February 28, 2001 there were 37,425,814 shares of the Company's Common Stock issued and outstanding, held by 248 shareholders of record and approximately 3,400 beneficial shareholders. In addition, there were 210,610 shares held in treasury as of the same date. During the twelve months ended December 31, 2000, the Company did not declare any cash dividends on its Common Stock. Other than in connection with the payment of accumulated dividends, which have not been declared or paid, on its Series A 10% Cumulative Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock (collectively the "Preferred Stock"), the Company intends to retain earnings, if any, that may be generated from operations to finance the expansion and development of its business. No cash dividends have ever been declared or paid to date on the Common Stock. The Company does not expect to declare or pay cash dividends to the holders of the Common Stock in the foreseeable future and no such dividends may be declared or paid until all accumulated dividends on the Series A, Series B and Series C Preferred Stock have been paid. See Note 9 to the Company's Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

A total of 6,715,333 shares of Common Stock were issued, in transactions not involving a public offering under the Securities Act of 1933, as amended, during the year ended December 31, 2000. 3,672,000 shares were issued to a number of institutional investors in a private placement, raising gross proceeds of $3,962,000. In addition, in connection with the restructuring of the credit facility with the Lenders detailed in Note 8 to the Consolidated Financial Statements, a further 2,200,000 shares of Common Stock were issued to the Lenders and 310,000 shares of Common Stock to a third party which participated in the negotiation of the restructuring. The value of these shares were amortized as interest expense over the then remaining period of the facility. A further 33,333 shares of Common Stock were issued upon conversion of the 50,000 shares of Series A Stock detailed in Note 10 to the Consolidated Financial Statements, 240,000 shares of Common Stock were issued in settlement of liabilities totaling $233,500, 100,000 shares of Common Stock were issued upon the exercise of warrants, raising gross proceeds of $52,000 and 160,000 shares (valued at $160,000) were issued in relation to the raising of new equity.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected condensed consolidated statement of operations and balance sheet data for the Company and its subsidiaries. The selected condensed consolidated financial data for the years ended December 31, 1998, 1999 and 2000 and as of December 31, 1999 and 2000 are derived from the audited Consolidated Financial Statements of the Company, which are included elsewhere in this report, and are qualified by reference to such Consolidated Financial Statements and the related Notes thereto. The selected condensed consolidated financial data for the years ended December 31, 1996 and 1997 and as of December 31, 1996, 1997 and 1998 are derived from audited consolidated financial statements of the Company not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with the Consolidated Financial Statements, the related Notes thereto and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.


                                                 FISCAL YEAR ENDED DECEMBER 31
                                                 -----------------------------
                               1996          1997           1998          1999          2000
                               ----          ----           ----          ----          ----
                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF  OPERATIONS:
Sales                      $ 11,314       $ 19,953     $  32,977      $  30,307     $  27,814
Cost of Sales                 9,136         18,090        29,481         30,199        25,420
Gross Profit                  2,178          1,863         3,496            108         2,394
Total operating expenses      6,362          9,185        11,196         13,909        16,448
Loss from operations         (4,184)        (7,322)       (7,700)       (13,801)      (14,054)
Net loss                     (4,296)        (7,187)       (7,781)       (14,416)      (24,262)
Net loss for common
  shareholders               (5,295)        (8,355)      (10,535)       (15,618)      (25,810)
Net loss per common share  $  (0.71)      $  (1.00)    $   (0.99)     $   (1.10)    $   (0.79)
  - basic and diluted

Weighted average number
  of common shares         7,436,759      8,372,537    10,598,878     14,221,642    32,574,693


                                                     DECEMBER 31,
                                                     ------------
                                1996        1997        1998       1999         2000
                                ----        ----        ----       ----         -----
                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
BALANCE SHEET DATA:
Working capital (deficit)     $ 2,269     $ 6,513     $ 5,131    $ (6,043)   $ (14,764)
Total assets                   15,215      26,200      29,772      25,999       18,725
Long-term debt                  1,554       1,792       3,683       1,341        1,267
Total liabilities               6,797       8,967      12,620      22,323       26,611
Series D Convertible
 Preferred Stock                    0      10,617      12,847           0            0
Accumulated deficit           (16,283)    (24,207)    (34,652)    (50,270)     (76,080)
Total shareholders' equity
 (deficit)                    $ 8,418     $ 6,615     $ 4,305     $ 3,675      ($7,886)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a leading developer, manufacturer and marketer of packaging technologies, which include a range of proprietary perforated products, as well as proprietary produce processing technologies and scientific and technical services. These products and services are designed to maintain the quality and integrity of fresh-cut produce, as well as address a number of other markets. The Company designs and markets products to address the specific needs of a variety of fresh-cut produce categories. The foundation of the Company's systems is its proprietary produce processing technology, which inhibits the natural enzymatic degradation of fruits and vegetables after they have been processed. Fresh-cut fruits and vegetables that are treated with the Company's proprietary processing technologies better maintain their natural characteristics such as color, texture, taste and smell. The use of the Company's processing technologies allows for increased availability of certain fresh-cut produce products, such as sliced apples, potatoes and corn. The Company has concluded that the use of the Company's processing technologies, in accordance with the Company's recommended protocols, is "generally recognized as safe" ("GRAS") under FDA regulations.

The Company also uses a variety of film technologies to create packaging specifically designed to address the particular post harvest needs of specific vegetables The Company markets these packaging products to produce growers and processors. The Company has launched major initiatives to seek to maximise the opportunities for its range of perforated products. These products are marketed for use in pharmaceutical, bakery, snackfood, consumer goods, healthcare, confectionery and industrial markets.

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

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Sales. Sales decreased from $30,307,000 in 1999 to $27,814,000 in 2000, a decrease of $2,493,000 or 8.2%. Sales of processing technologies and related activities decreased from $7,539,000 in 1999 to $4,408,000 in 2000, a decrease of $3,131,000 or 41%. Sales of U.S. packaging materials increased from $2,666,000 in 1999 to $3,204,000 in 2000, an increase of $538,000 or 20%. Sales of U.K. packaging materials increased from $11,486,000 in 1999 to $14,194,000 in 2000, an increase of $2,708,000 or 24%. Sales of European packaging materials decreased from $8,616,000 in 1999 to $6,008,000 in 2000, a decrease of $2,608,000 or 30%.

The decrease in sales of processing technologies and related activities was mainly due to the lower sales revenue from fresh-cut corn sold through the Company's majority-owned affiliate, Newcorn, which accounted for 89% of the decline. During 1999 and early 2000 the Company restructured the corn operations and withdrew from the market. This withdrawl also involved not only a reduction in overheads, thus reducing the breakeven level of sales, but also a complete reappraisal of the sales and purchasing model. In addition, the Company largely withdrew from the corn market during November and December 2000. Given the previous experience of the business, the Company did not previously contract for corn growing during this period in order to maintain a favorable risk profile. At the end of 2000, the management decided that it was appropriate to discontinue its corn operations under its previous format, which had consumed much of the Company's financial and management resources. The management agreement with the Company's partner in Newcorn had come to an end, which made it a suitable point for the Company to refocus its resources on those opportunities that offer higher margins and a shorter, less demanding route to market. As a result of this, the Company has agreed with Green Giant to discontinue the use of the brand for corn and with them pursue a different entry into the market that places little, if any, demands on the Company's resources. The Company's strategic objectives remain undiminished in terms of the provision of processing technologies and the Company believes that it will be able to supply technology to the corn industry, without incurring the capital expenditures and expenses required to manufacture and distribute corn products using such technology. This withdrawal from the day to day activity of supplying finished corn product will help facilitate the Company's move to profitability, which remains the Company's goal. However, there can be no assurance that such will be the case.

     During the first quarter of 2000, the Company completed the relocation of its potato processing equipment from Somis, California to Pasco, Washington. The production and shipment of fresh-cut potato products commenced in March from the Pasco, Washington facility of Reser's. During this relocation period the Company withdrew a number of products from the market and thus, there was a fall in revenue while the processing line was relocated. These products were put back into production during the second and third quarters of 2000. This transition has taken longer than expected and the Company is only just getting back into production after several distribution tests and studies. This relocation followed the signing in October 1999 of a strategic five-year manufacturing and co-pack agreement with Reser's, under which Reser's will process and supply EPL Food with all of EPL Food's fresh-cut potato product requirements. As stated earlier, this relocation caused some disruption to shipments and also caused the Company to restrict its sales and marketing activities until such time as the relocation was completed, which accounted for the balance of the decline in this segment.

     In addition to the above mentioned co-pack agreement, Reser's will process and supply EPL Food with a new range of blanched (partially cooked) potato products to be sold by EPL Food under the Fresh Alternatives (TM) brand. The Fresh Alternatives (TM) brand has been made available to EPL Food by the Sholl Group II, Inc., the exclusive licensee of The Pillsbury Company's Green Giant
(R) Fresh brand name. The Company has already commenced sales of these blanched potato products, although such sales did not have a material impact on sales revenue during 2000. In addition, the Company and Reser's agreed to enter into a related five-year non-exclusive license agreement for the Company's proprietary processing technology for potatoes. The Company currently believes these arrangements for both fresh and blanched potato products will have a material positive impact on the sales revenue of EPL Food in 2001 and beyond, although there can be no assurance such will be the case.

     During the first quarter of 2000, the Company announced an exclusive licensing arrangement with Monterey Mushrooms for its Mushroom Fresh (R) processing technology, and began generating revenue during the second and third quarters of 2000. During the last few months, the Company has been discussing the nature of its relationship with Penn State University. These discussions were precipitated by Penn State's claim that the Company had breached certain of its obligations under the License (a claim the Company believes is without merit). However, the Company has agreed to consider Penn State's proposal to terminate the license and enter into a new non-exclusive license covering the same technology, which modified license the Company believes will not have a material adverse effect on its ability to penetrate the fresh mushroom market. As of the date hereof, no final decision with Penn State has been reached. In addition, during December the license granted to Monterey Mushrooms was changed to become non-exclusive. Although such revenue is currently not material, the Company believes that these arrangements will have a material contribution to processing technology revenue in 2001 and beyond, although there can be no assurance that this will in fact be the case. The Company is also following up on potential opportunities for processing technologies and scientific and technical services in Europe.

     In line with the Company's stated objective of achieving group profitability, and as its Pure Produce subsidiary was forecasting continued losses, it was agreed with the management of this subsidiary that it would be more appropriate for it to function outside of the Company. Thus, subsequent to the year end, certain assets of the subsidiary were sold at approximately net book value to management. Total proceeds were not material to the Company.

      The 20% increase in U.S. packaging material sales was principally attributable to increasing sales of perforated products, as well as timing differences in shipments to large customers compared to the same period of 1999. In May 2000 the Company signed a two year manufacturing and supply agreement with Procter & Gamble to provide a key component for a new consumer product. This component, to be manufactured at a U.S. facility of the Company's U.S. packaging business, involves the use of proprietary technology. The product and its expected volume have not been identified for competitive reasons. The U.S. packaging facility has been expanded to better manage the increased volume and production demands of this new agreement. The Company continues to be engaged in discussions with a number of potential customers for new product applications and markets, especially in relation to the Company's proprietary perforating capabilities. These products are marketed for use in pharmaceutical, bakery, snackfood, consumer goods, healthcare, confectionery and industrial markets Some initial orders have been received to date. Should further such orders be forthcoming, the Company expects that such new orders would make a material contribution to sales revenue in 2001 and onwards. There can be no assurance, however, that the Company will obtain these orders
    The 24% increase in U.K. packaging material sales was principally attributable to an increase in the sales of packaging to the produce industry. The Company is now one of the leading suppliers of produce packaging to processors supplying most of the main food retailers in the U.K., and this market segment now represents the largest single segment of the U.K. business. The Company believes that its efforts to change product mix represent a more stable foundation for sustainable and more profitable growth, although there can be no assurance that the Company will be successful in these efforts. The year 2000 has seen a full year's benefit of some of the increased orders, which is expected to generate a material increase in revenue during 2001 and beyond, although there can be no assurance that such additional revenue will be obtained. In addition, the Company's proprietary micro-perforating technology has enabled the Company to win new orders in the area of cooked meat pastry products and the Company believes it is the market leader in this industry segment. New orders continue to be gained in the area of "breathable" packaging and the Company has increased its production capacity in this area to handle the forecast volume increase. During the first quarter of 2000, the U.K. operation installed an 8 color press to further enhance its tactical abilities. Other applications are currently under development, which, if successful, could have a material impact on sales revenues in 2001 and beyond, although there can be no assurance that this development will result in new orders.
    The 30% decline in sales of European packaging materials was due mainly to
(i) an adverse movement in exchange rates when converting sales into US dollars, which moved approximately 15% in 2000 as compared with the same period of 1999 and (ii) the impact of flood damage that occurred at the Fabbri factory in late October. It is anticipated that adverse currency conversion rates are expected at least in the short term to affect Spanish sales as reported in US dollars as compared to the prior year period. The flood damage restricted Fabbri's sales revenues in the final two months of 2000. With a delay in the receipt of insurance proceeds, and with limited availaility of capital, this restriction on sales revenue has continued into 2001 and is expected to adversely impact Fabbri's sales revenues at least through the first half of 2001. Once these issues have been resolved, Fabbri will look to integrate its activities more with the U.K. subsidiary, not only to leverage its scientific and technical knowledge base, but also to be able to offer customers a pan European service offering. This will also take advantage of the U.K.'s expertise in perforating.

Gross Profit. Gross profit increased from $108,000 in 1999 to $2,394,000 in 2000, an increase of $2,286,000 or, as a percentage of sales, from 0.4% to 8.6%. Following management's decision to exit its corn operations (see Note 3 to the Company's consolidated financial statements), a one time write down of

$235,000 of inventory at Newcorn was made to reduce the inventory to its estimated market value. Without this charge, the gross profit would have been 9.5%, despite incurring operational losses within the corn business during the year The reported increase reflected the considerably reduced losses in the corn operations, following the restructuring that occurred at the end of 1999. In addition, there was also a significant improvement in the results of the potato operations, following the completion at the end of the first quarter of the relocation of the potato processing facility to Reser's Pasco, Washington facility. The gross margin in the US packaging business also improved, as a result of improved volumes and a more beneficial sales mix. There was also a further gain in the UK packaging margin, reflecting significant volume increases, resulting in improved economies of scale, as well as a continuing improvement in product mix. These gains were offset by a fall in the gross profit in European packaging, caused principally by the lower sales volumes, as well as additional impact of the floods which limited revenue generation, but where costs continue to be incurred. These costs have not yet been reimbursed under business interruption claims (see Note 13 to the Company's consolidated financial statements).

In addition, the Company continues to accelerate the development of certain applications for its proprietary micro-perforating technology. These costs are primarily expensed as incurred. Although the benefits of this expense have started to contribute to incremental sales revenue and gross profits, it is expected to increase significantly in the U.K. and other areas moves forward with various projects, although there can be no assurance that such will be the case.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $9,898,000 in 1999 to $9,316,000 in 2000, a decrease of $582,000 or 6%. This decrease was despite incurring (i) over $377,000 of non-cash charges relating to the amortization of the fair value of warrants issued, (ii) the continuing and accelerating development of the Company's sales and marketing efforts, particularly in the area of packaging and perforation development, and (iii) other costs, including additional professional fees. The Company's sales and marketing efforts with respect to processing technologies and related activities are primarily focused on fresh-cut potatoes, apples and mushrooms, together with packaging and perforation applications. This decrease in expenses also reflects the change in the nature of development costs incurred, as some products move from the product development stage to market development. This is evidenced by a significant fall in research and development costs as outlined below.

Research and Development Costs. Research and development costs decreased from $1,870,000 in 1999 to $1,341,000 in 2000, a decrease of $529,000 or 28%. The reduction reflects the reallocation of resources from development to application and execution. The Company continues to expense all development costs, whether product, market or sales related, as incurred, and thus costs are incurred prior to the benefits, if any, that may be expected to be realized from such expense. The Company expects that research and development costs will continue at no less than recent levels and may increase.

Gain on sale of fixed assets. As noted in the Company's consolidated financial statements, in 1999 the Company completed a sale and leaseback of the land and building at its Spanish trading subsidiary, Fabbri, with an unrelated third party. The Company raised gross proceeds, before costs and taxes, of PTS800,000,000 (approximately $5,100,000). The Company expects to realize a total pretax profit of approximately $2,303,000 on this transaction. For financial reporting purposes, $374,000 (1999:$285,000) of this total profit has been recognized in the year 2000. The remaining balance will be recognized over the eight year life of the associated leaseback. The tax on this profit can be deferred for up to 10 years under Spanish tax rules.

Restructuring Costs. As explained more fully in Note 3 to the Company's consolidated financial statements, management took the decision to cease the operations of Newcorn and to exit the fresh corn products market. As a result, a charge was made for various exit costs of $947,000, including rent, salary and utilities through the estimated date the related facilities would be closed or leased. In addition, further impairment provisions were made against inventory (recorded within cost of sales), goodwill and fixed assets (recorded within depreciation and amortization).

Depreciation and Amortization. Depreciation and amortization increased from $2,141,000 in 1999 to $5,218,000 in 2000, an increase of $3,077,000 or 144%. Of this increase, $348,000 related to the write down of goodwill and $2,747,000 to the writedown to fixed assets, both in relation to the Company's corn business, following the decision to discontinue corn operations in its previous format (See Note 3 to the Company's consolidated financial statements). Excluding these one time items, depreciation and amortization would have decreased by $18,000 (0.8%) to $2,123,000.

Loss from Operations. Loss from operations increased from $13,517,000 in 1999 to $14,054,000 in 2000, an increase of $537,000 or 4%. Of the total, $4,277,000 related to various one time charges related to the closure of its fresh cut corn operations. Excluding these charges, loss from operations would have decreased from $13,517,000 in 1999 to $9,777,000 in 2000, a decrease of $3,740,000, after incurring operational losses incurred in the corn business. The decrease in the loss was primarily due to the significant improvement in gross margins, despite the lower sales revenue and the impact of the floods in Spain. In addition, there was a net reduction in total operating expenses, excluding depreciation and amortization and the amortization of the fair value of the warrants mentioned above, of over $1,427,000. Further improvements are expected in this regard, and management believes that the infrastructure costs can be further leveraged as sales continue to develop. However, because all development costs are expensed as they are incurred, together with the fact that such expense is necessarily incurred before the benefits of increased sales and improved margins can be seen, the Company's financial results do not yet reflect this activity.

Interest Expense. The increase in interest charges from the charge of $820,000 in 1999 to $10,135,000 in 2000 principally reflects the non-cash cost amortization of deferred finance costs incurred in 1999, together with additional finance charges arising from the additional shares of Common Stock granted upon the restructuring of the facility with the Lenders as described in
Note 7 to the Company's consolidated financial statements. In addition, there is a fair value provision for warrants granted in the first quarter of 2000 in connection with the first quarter financing described in Note 7 to the Company's consolidated financial statements. Of the total charge in the current year of $10,135,000, $8,966,000 (88%) represents the aforementioned non-cash costs. In addition, the level of debt for the year ended December 31, 2000 was considerably higher than the same period in 1999.

Accretion, Discount and Dividends on Preferred Stock. Accretion, discount and dividends on Preferred Stock increased from $1,203,000 in 1999 to $1,548,000 in 2000, an increase of $345,000. This non-cash increase was due to an adjustment reflecting the fair value of warrants issued during the year 2000, which totaled $1,508,000 (97%) of the total charge in the period. Most of the expense in 1999 related to a fair value charge for warrants granted in connection with the conversion of the remaining Series D Stock in 1999, plus an appreciation provision on the Series D Stock, all of which Stock was converted by December 31, 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Sales. Sales decreased from $32,978,000 in 1998 to $30,307,000 in 1999, a decrease of $2,671,000 or 8.1%. Sales of processing technologies and related activities decreased from $8,913,000 in 1999 to $7,539,000 in 1999, a decrease of $1,374,000 or 15.4%. Sales of U.S. packaging materials decreased from $3,318,000 in 1998 to $2,666,000 in 1999, a decrease of $652,000 or 20%. Sales of U.K. packaging materials fell from $11,929,000 in 1998 to $11,486,000 in 1999, a decrease of $443,000 or 3.7%. Sales of European packaging materials decreased marginally from $8,818,000 in 1998 to $8,616,000 in 1999, a decrease of $202,000 or 2.2%.

The decrease in sales of processing technologies and related activities was mainly due to the lower sales revenue from fresh-cut corn sold through the Company's majority-owned affiliate, Newcorn. During the second quarter of 1999 the Company completed the work on its facility in Darien, Wisconsin (the "Darien Facility"). However, this was just prior to the short period of the year when local corn is generally available. The Company decided not to incur significant ongoing costs to compete against low value corn at uneconomic prices and thus limited its sales activities, principally during the third quarter but which also adversely impacted the fourth quarter. During this market withdrawl in the fourth quarter, the Company restructured Newcorn. This withdrawl involved not only a reduction in overheads, thus reducing the breakeven level of sales, but also a complete reappraisal of the sales model. The Company has identified the need for changes in the way it promotes its corn to major customers, to help support the year round model, and has been implementing such changes accordingly. In addition, the Company is focusing its sales efforts on food service, as well as to develop its traditional retail market. In relation to this market extension, the Company is also extending the range of corn products available, and plans to introduce further new products during 2000 onwards. During part of the year, Newcorn had at times been unable to process and sell on a profitable basis bulk corn that it had committed to purchase. This situation impacted gross profit and since then, the Company has limited its corn commitments under contract.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $7,904,000 in 1998 to $9,898,000 in 1999, an increase of $1,994,000 or 25%. This increase was due primarily to (i) the continuing development of the Company's sales and marketing efforts, particularly in the area of sales of processing technologies and related activites for potatoes and corn, (ii) the non-cash expense of options granted to non-employees and the fair value of warrants granted to certain consultants and advisers to the Company and (iii) other costs, including the hiring of additional personnel in some businesses and costs to reduce the future level of overheads in other businesses. The Company's sales and marketing efforts with respect to processing technologies and related activities are primarily focused on fresh-cut potatoes, corn and apples and, to a lesser extent, other produce categories, together with packaging applications. As indicated above, the corn business was restructured during the fourth quarter of 1999 and the overhead base reduced. The Company continues to evaluate ways to reduce its overhead base in all areas of its business and believes that a number of the actions taken in 1999, although increasing short term costs, will help improve profitability in 2000 and beyond.

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

Gain on sale of fixed assets. As noted in the Company's consolidated financial statements, the Company completed a sale and leaseback of the land and building at its Spanish trading subsidiary, Fabbri, with an unrelated third party. The Company raised gross proceeds, before costs and taxes, of PTS800,000,000 (approximately $5,100,000). The Company expects to realize a total pretax profit of approximately $2,303,000 on this transaction. For financial reporting purposes, $279,000 of this total profit has been recognized in the current period. The remaining balance will be recognized over the eight year life of the associated leaseback. The tax on this profit can be deferred for up to 10 years under Spanish tax rules.

Depreciation and Amortization. Depreciation and amortization increased from $1,719,000 in 1998 to $2,141,000 in 1999, an increase of $422,000 or 25%. This is mainly due to the increased fixed asset base which arose as a result of the capital expenditure on the new corn processing facilities at Camarillo, CA and Darien, WI, together with capital expenditures in the U.K.

Loss from Operations. Loss from operations increased from $7,700,000 in 1998 to $13,517,000 in 1999, an increase of $5,817,000 or 76%. The increase was primarily due to an increase in costs in 1999 as compared with 1998 (mainly reflected in the fall in gross profit). As the Company moves to the next stage of development of its respective markets, it incurs a number of unique costs, including the market development costs of potatoes and corn, the latter including the expensing of the start-up costs of the new Darien Facility which was approved during the second quarter of 1999 for shipment of fresh produce under the "Green Giant(R) Fresh" brand name. The various costs associated with the development of the corn and potato businesses accounted for the majority of the losses incurred. The Company continues to look for ways to leverage the Company's infrastructure through the expansion of the Company's business, and management believes this leverage should increase further as sales continue to develop. Management believes that considerable commercial progress continues to be made and that the foundation for future sustainable growth has been considerably strengthened. The Company believes that this progress is evidenced by (i) the restructuring of the corn business, (ii) the alliance with Reser's in relation to the Company's potato business, (iii) the new business gained in the fourth quarter of 1999 in the U.K. for perforated produce packaging and (iv) the ongoing discussions related to, and development of, new products. However, because all development costs are expensed as they are incurred, together with the fact that such expense is necessarily incurred before the benefits of increased sales and improved margins can be seen, the Company's financial results do not yet reflect this activity.

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

LIQUIDITY AND CAPITAL RESOURCES

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has incurred net losses, exclusive of accretion, discount and dividends on preferred stock, of $7,781,366, $14,415,788 and $24,261,514 in 1998, 1999 and 2000, respectively, incurred cash losses from operations of $7,151,732, $6,045,420 and $8,192,543 in 1998, 1999, and 2000, respectively, has an accumulated deficit of $76,079,646 and has negative working capital of $14,764,121 as of December 31, 2000. Within this negative working capital is approximately $6,675,000 of short term debt that is repayable during the first 6 months of 2001. As explained more fully in
Note 7 to the Company's consolidated financial statements, the Company has reached agreement to defer some of this for a period of up to 90 days, and is in discussions to defer repayment of the balance. Additionally the Company's $1.0 million convertible debt is currently due for repayment at the end of May 2001. In addition, the Company was not in compliance with one of the asset covenants with the Bank of Scotland during the final quarter of 2000, and consequently the loans may be called for repayment at any time. The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support the Company's cost structure. Historically, the Company's revenues have not been sufficient to fund the development of the Company's business, and thus it has had to finance its operating losses externally principally through equity financing.

The factors described above have caused the Company's independent public auditors to include a going concern uncertainty paragraph in their audit report accompanying the Company's 2000 Consolidated Financial Statements. The paragraph states that the Company's recurring losses from operations, negative working capital and accumulated deficit raise substantial doubt about its ability to continue as a going concern and cautions that the financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

To address the current financial situation, the Company has undergone a number of operational improvements as well as made significant investments in development and marketing activities related to its various processing technology businesses and packaging businesses in 2000, which the Company's management believes will improve cash flows from operations. The Company expects that the following, amongst others, should contribute to an improvement in the financial performance of the Company in the year 2001 and beyond, although there can be no assurance that such will in fact be the case: (i) the decision by the Company's management at the end of 2000 to discontinue corn operations under its previous format, resulting in a provision for the impairment of assets used in the business of $4,277,000 (see Note 3 to the Company's consolidated financial statements), (ii) the agreement with Reser's for Reser's to process and supply EPL Food with all of EPL Food's fresh-cut potato requirements and the relocation during 2000 of its potato processing to Reser's Pasco, Washington facility,
(iii) further exploitation of the Company's processing technologies, especially focusing on the licensing arrangement with Monterey Mushrooms for fresh mushrooms, and (iv) further exploitation of the Company's perforating technologies, as evidenced by the new orders gained in produce packaging in the U.K. during 2000, together with the various applications development projects currently in progress.

The Company will be required to seek additional and longer-term debt or equity financing to fund operating requirements in 2001 and repay and/or refinance existing short term debt. In this regard, the Company is currently exploring a number of options to raise additional capital over and above that mentioned above. This includes seeking additional equity, as well as long term debt. Subsequent to the year end, the Company has entered into an agreement with an institutional investor to raise $5.0 million in new convertible preferred stock, which is expected to close in the second quarter of 2001. Additionally, the Company has engaged an outside adviser to assist in its attempt to obtain long-term financing. The cost of such additional financing arrangements may not be acceptable to the Company and could result in significant dilution to the Company's existing shareholders. No assurances can be given that the Company will be successful in raising additional capital and failure to raise such capital, if needed, could have a material adverse effect on the Company's business, financial condition and results of operations.

At December 31, 2000, the Company had $166,000 in unrestricted cash and short term investments, compared with $588,000 at December 31, 1999, a decrease of $422,000. In addition, the Company has $383,000 of restricted cash - current and $444,000 of restricted cash - noncurrent. During the year ended December 31, 2000, $8,193,000 was used in operating activities. In addition, $1,353,000 was used in investing activities to purchase fixed assets. The increase in cash used in operating activities of $2,187,000 in 2000 compared to 1999 reflects the increased net loss in 2000 offset by increased non cash adjustments and an increase in working capital as suppliers' outstanding balances were reduced (as opposed to 1999 when supplier accounts were increased).

Total financing activities during 2000 provided net cash of $9,026,000, compared with net cash provided of $3,175,000 in 1999. The generation in 2000 was primarily from the proceeds of short term debt ($5,190,000) and net proceeds from the issuance of common stock ($3,870,000), offset by repayment of long term debt.

As of December 31, 2000 and 1999, the Company had drawn $597,500 and $644,700 respectively under its long term line of credit with the Bank of Scotland, entered into by its subsidiary, EPL Technologies (Europe) Limited, for up to $597,500 (Pound Sterling 400,000 at an exchange rate of Pound Sterling 1:$1.4938), which bears interest of 2% over bank base rate (6.00% as of December 31, 2000). The Company also had a short-term line of credit with the Bank of Scotland in the amount of $1,611,700, which also bears interest of 2% over bank base rate. At December 31, 1999, approximately $1,040,300 had been drawn under this facility. During 2000, the Company agreed with the Bank of Scotland to convert the short term line of credit into a similar facility based more closely on the level of outstanding receivables of its UK operations. Under this new facility, the Company's new limit is approximately $2,241,000, subject to the level of receivables, and carries interest of 1.75% over bank base rate. At December 31, 2000 approximately $2,051,000 had been drawn under this facility. In conjunction with this new facility, the Company also has an additional short-term line of credit with the Bank of Scotland, carrying interest at 1.75% over bank base rate, under which the Company had drawn approximately $297,000 as of December 31, 2000. The lines of credit are collateralized by the assets of EPL Technologies (Europe) Limited and its subsidiaries. The debt agreements with the Bank of Scotland contain certain covenants applicable to the results of operations of these businesses that provide for maintenance of minimum asset levels and minimum earnings before interest and tax to external interest ratios. During the final quarter of 2000 the Company was not in compliance with one of the asset covenants. Consequently, the loans may be called for repayment at any time. To date, the Bank of Scotland has not imposed any financial penalties for this non-compliance.

The Company, through its subsidiary, EPL Flexible Packaging, Inc., has a short term credit facility of $100,000 with Old Second National Bank of Aurora, which facility was fully drawn at December 31, 2000 ($50,000 at December 31, 1999). This facility is secured upon the inventory of EPL Flexible Packaging, Inc. and carries interest at a rate of 1.5% over the banks prime rate (8.25% as at December 31, 2000).

Newcorn has two equipment financing loans with General Electric Capital Corporation ("GECC") and Santa Barbara Bank & Trust ("SBBT") secured by specifically identified capital assets. At December 31, 2000, approximately $302,700 and $202,800 were outstanding under the GECC and SBBT loans, respectively.

Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company, on a short-term basis, a revolving credit facility. At December 31, 2000, $100,100 was outstanding, excluding interest. The Company's obligations under this facility are unsecured and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum. The Company's Chairman has agreed to defer repayment of the remaining balance owed to him until the Company is able to do so. See Item 13 - "Certain Relationships and Related Transactions."

In December 1999 two investment funds affiliated with the Company granted the Company a credit facility of $3,500,000, which amount was fully drawn as at December 31, 2000 and 1999. The facility carries a stated interest at the rate of 12% per annum and is secured by a pledge of certain assets of the Company. In connection with this facility, the Company issued two million shares of Common Stock and issued a warrant to acquire 350,000 shares of Common Stock at an exercise price of $0.50 per share. In May 2000, the Lenders agreed to defer the repayment date until September 2000, as well as agree to other changes in the terms of the facility. In connection with this restructuring, the Company issued an aggregate of one million shares of Common Stock to the Lenders and 150,000 shares of Common Stock to a third party which participated in the negotiation of the restructuring. Based on the market value at the date of issuance, the shares had a value of $1,725,000. Such value was recorded as deferred debt costs on the balance sheet under prepaid expenses and other current assets and was amortized into interest expense over the life of the initial debt agreement. This amortization was complete as at September 30, 2000. In August 2000, the lenders agreed to further restucture the facility, including to defer repayment until December 2000. Under this agreement, the Company issued an aggregate of 1,200,000 shares of Common Stock to the Lenders and 160,000 shares of Common Stock to a third party which participated in the negotiation of the restructuring. The value of the shares ($1,186,250) was amortized into interest expense over the life of the agreed restructuring. In November 2000, the facility was again restructured, including to defer repayment until March 2001. Under this latest agreement, 600,000 shares of Common Stock ($412,500, based on the market value as at December 1, 2000) will be issuable and were charged into interest expense in December 2000. In addition, further shares will be issuable in January 2001 and February 2001 (600,000 shares and 650,000 shares respectively). These will be charged into interest expense in those periods, based on the market value at those times. Subsequent to the year end, repayment has been deferred again to May 2001. As of December 31, 2000, the effective interest rate of this facility, after including all of the debt issue costs, including the value of the stock and warrants issued, is approximately 145%.

In February and March 2000, the Company, in a series of transactions, borrowed from individual investors $3,175,000 for a period of 12 months. The loans, which are unsecured, carry interest at the rate of 10% per annum. In connection with these loans, the Company issued warrants to acquire a total of 1,637,500 shares of Common Stock at an exercise price of $1.00 per share. The fair value of the warrants ($4,711,000) is being amortized into interest expense over the life of the debt. Subsequent to December 31, 2000, the Company has commenced negotiations with the investors to restructure the notes payable to allow for the extension of the initial terms, which require repayment in February and March 2001. Agreement has been reached to extend the repayment date on the majority of this balance for a period up to 90 days, and discussions are continuing with the balance. Interest will continue to accrue at a rate of 10% per annum. In consideration for this extension (and for each month thereof), warrants to purchase 6,000 shares of Common Stock per $100,000 will be issued. The fair value attributable to these warrants will be amortized into interest expense over the extension period.

In November 2000 the Company obtained a loan from an institutional investor totaling $1,000,000. The loan, which is secured on the assets of EPL Flexible Packaging, Inc., excluding inventory, is for a period of 6 months and bears interest at 10% per annum. The loan is convertible into shares of Preferred Stock upon request. These shares of Preferred Stock would have a coupon of 10% per annum and are in turn convertible into shares of Common Stock at a conversion price of $1.00 per share. The loan agreement provides for the conversion terms to be amended if the Company undertakes a major financing (as defined by the loan agreement) on more favorable terms. To date no such financing has been completed. In connection with this loan the Company issued warrants to acquire a total of 400,000 shares of Common Stock at an exercise price of $1.00 per share. Since this loan can be converted immediately, the fair value of the warrants ($204,000) has been charged into interest expense upon issuance. The effective interest rate of this facility, assuming the loan is not converted and after including the value of the warrants issued, is approximately 51%.

At December 31, 2000, the Company had warrants outstanding and exercisable to purchase 9,974,114 shares of Common Stock at a weighted average price of $1.35 per share. In addition, at December 31, 2000, the Company had 2,032,125 options outstanding and exercisable to purchase shares of Common Stock at a weighted average price of $7.60 per share (with prices ranging from $0.69 to $15.25 per share). See Note 11 to the Company's Consolidated Financial Statements. At December 31, 2000, there were no material commitments for capital expenditures.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company uses its unsecured and secured lines of credit, equipment financing loans, notes payable and capital leases to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in the related banks' base rates. The majority of the Company's indebtedness, which is denominated in U.S. dollars, is currently at fixed rates of interest, and thus the Company believes it does not have any material interest rate risk.

The Company derives its revenues from its subsidiaries which account in US dollars, British pounds and Spanish pesetas. In 2000 the revenue generated from these sources amounted to $7,612,000 (27.4%), $14,194,000 (51%) and $6,008,000
(21.6%) respectively. The total long-lived assets denominated in these currencies as at December 31, 2000 amounted to $2,319,000 (25.9%), $5,941,000
(66.4%) and $695,000 (7.7%) respectively. The exchange rate between the US dollar and the British pound was relatively stable during most of 2000, with the pound/dollar 2000 monthly average rate rising by approximately 6.5% in 2000 over 1999, and has also been very stable over the last few years. The Company does not believe that this is a significant exchange rate risk for the Company. The exchange rate between the US dollar and the Spanish peseta has fallen by an average of approximately 15% during 2000. Although it has risen slightly in December and since December 31, 2000, any future movements are difficult to predict.

To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year and maturity for the Company's unsecured and secured lines of credit, equipment financing loans, notes payable and capital leases in effect at December 31, 2000. The information is presented in U.S. dollars, or where appropriate, U.S. dollar equivalents, which is the Company's reporting currency. The instruments' actual cash flows are denominated in U.S. dollars ($US) and British pounds sterling, as indicated in parentheses.

                                                             Principal Amount Maturing in
                                                             ----------------------------
                                     2001       2002       2003       2004      2005      Thereafter    Total        Fair value
                                     ----       ----       ----       ----      ----      ----------    -----        ----------
Fixed Rate ($US)                  4,608,667   224,659       --         --        --           --      4,833,326       4,833,326
Average Interest Rate                 9.98%    10.34%       --         --        --           --        ---              ---

Variable Rate (pounds sterling)   1,885,805   282,887    264,939    120,000    30,000         --      2,583,631       2,583,631
Variable Rate ($US)               2,817,015   422,577   395,7661     79,256    44,813         --      3,859,427       3,859,427
Average Interest Rate                 7.70%     7.47%      7.50%      7.00%     7.00%         --        ---              ---

ITEM 8 : CONSOLIDATED FINANCIAL STATEMENTS


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


                                                                          PAGE
INDEPENDENT AUDITORS' REPORT                                               35

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000 AND 1999
    AND FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
CONSOLIDATED BALANCE SHEETS                                                36

CONSOLIDATED STATEMENTS OF OPERATIONS                                      37

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(DEFICIT)                   38

CONSOLIDATED STATEMENTS OF CASH FLOWS                                      39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               40-58

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
  EPL Technologies, Inc.
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of EPL Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EPL Technologies, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations, cash flow deficiencies, negative working capital, and debt refinancing requirements raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 29, 2001

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
------------------------------------------------------------------------------

                                                                    2000              1999
CURRENT ASSETS:
  Cash and cash equivalents                                     $    166,041     $    587,589
  Restricted cash - current                                          382,570          394,516
  Accounts receivable, net                                         4,535,696        5,318,724
  Inventories, net                                                 2,926,741        4,225,435

  Prepaid expenses and other current assets                          974,542        1,125,021
                                                                ------------     ------------

           Total current assets                                    8,985,590       11,651,285
                                                                ------------     ------------

PROPERTY AND EQUIPMENT, Net                                        5,913,578        8,862,422
                                                                ------------     ------------

INTANGIBLE ASSETS, Net:
  Patents, net of accumulated amortization of $2,126,134
    and $2,013,660 at December 31, 2000 and 1999                     671,061          783,535
  Goodwill, net of accumulated amortization of $2,188,714
    and $1,415,326 at December 31, 2000 and 1999                   1,720,405        2,493,793
  Other intangibles, net of accumulated amortization of
    $222,624  and $191,708 at December 31, 2000 and 1999             114,532          145,448

Restricted cash - noncurrent                                         443,871          511,126
Deferred debt costs                                                  785,181        1,427,094
Other noncurrent assets                                               90,895          124,000
                                                                ------------     ------------

           Total other assets                                      3,825,945        5,484,996
                                                                ------------     ------------

TOTAL ASSETS                                                    $ 18,725,113     $ 25,998,703
                                                                ============     ============

CURRENT LIABILITIES:
  Accounts payable                                              $  7,453,260     $  9,645,801
  Accrued expenses                                                 1,964,937        1,556,968
  Accrued interest                                                   539,605           58,038
  Other liabilities                                                2,444,060        1,704,707
  Deferred gain on sale-leaseback, current portion                   322,107          359,985
  Short term revolving credit facilities with related
    parties, net of issue costs                                    3,600,060        3,877,000
  Short term convertible debt                                      1,000,000
  Current portion of long-term debt and short term
    credit facilities                                              6,425,682        1,918,572
                                                                ------------     ------------

           Total current liabilities                              23,749,711       19,121,071

LONG-TERM DEBT                                                     1,267,071        1,340,527
DEFERRED GAIN ON SALE-LEASEBACK, NONCURRENT PORTION                1,334,040        1,670,700
DEFERRED INCOME TAXES                                                259,945          191,196
COMMITMENTS AND CONTINGENCIES (NOTE 13)
                                                                ------------     ------------
           Total liabilities                                      26,610,767       22,323,494
                                                                ------------     ------------



STOCKHOLDERS' EQUITY (DEFICIT):
  Convertible Series A Preferred Stock, $1.00 par
    value - authorized, 3,250,000 shares; issued and
    outstanding, 10,000 and 60,000 shares in 2000
    and 1999                                                          10,000           60,000
  Common Stock, $0.001 par value - authorized,
    50,000,000 shares; issued, 37,491,561 and
    30,776,228 outstanding, 37,280,951 and
    30,565,618 shares in 2000 and 1999                                37,492           30,776
  Additional paid-in capital                                      69,136,145       54,916,708
  Accumulated deficit                                            (76,079,646)     (50,270,041)
  Treasury stock, at cost                                           (138,160)        (138,160)
  Accumulated other comprehensive loss                              (851,485)        (924,074)
                                                                ------------     ------------

           Total stockholders' equity (deficit)                   (7,885,654)       3,675,209
                                                                ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $ 18,725,113     $ 25,998,703
                                                                ============     ============

See notes to consolidated financial statements.

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------

                                                                     2000                 1999               1998
SALES                                                            $ 27,813,637         $ 30,307,360       $ 32,977,537
COST OF SALES                                                      25,419,664           30,199,717         29,481,264
                                                                 ------------         ------------       ------------

  Gross Profit                                                      2,393,973              107,643          3,496,273

OPERATING EXPENSES:
  Selling, general and administrative expenses                      9,316,058            9,897,520          7,903,882
  Research and development costs                                    1,340,832            1,870,105          1,572,825
  Gain on sale of fixed assets                                       (374,160)            (284,570)
  Restructuring costs                                                 946,950
  Depreciation and amortization                                     5,217,949            2,141,347          1,719,442
                                                                 ------------         ------------       ------------

LOSS FROM OPERATIONS                                              (14,053,656)         (13,516,759)        (7,699,876)

OTHER EXPENSES :
  Interest Expense, net                                            10,134,598              819,800             25,345

  Loss from unconsolidated affiliates                                     663               61,708             56,145
                                                                 ------------         ------------       ------------

LOSS BEFORE INCOME TAX EXPENSE                                    (24,188,917)         (14,398,267)        (7,781,366)

Income tax expense                                                     72,597               17,521
                                                                 ------------         ------------       ------------

NET LOSS                                                          (24,261,514)         (14,415,788)        (7,781,366)

Accretion, discount and dividends
  on preferred stock                                                1,548,091            1,202,533          2,753,727
                                                                 ------------         ------------       ------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                        $(25,809,605)        $(15,618,321)      $(10,535,093)
                                                                 ============         ============       ============

LOSS PER COMMON SHARE - basic and diluted                        $      (0.79)        $      (1.10)      $      (0.99)
                                                                 ============         ============       ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - basic and diluted     32,574,693           14,221,642         10,598,878
                                                                 ============         ============       ============

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------


                                                                                           SERIES A
                                                                  COMMON STOCK          PREFERRED STOCK       ADDITIONAL
                                                              ---------------------------------------------     PAID-IN    TREASURY
                                                                NUMBER    AMOUNT     NUMBER       AMOUNT        CAPITAL      STOCK
BALANCE, DECEMBER 31, 1997                                     9,047,982   9,048    2,073,000    2,073,000    28,697,761

 Shares issued in public offering (net of issuance costs)        809,097     809                               6,622,813
 Accretion of Series C warrant value                                                                              40,000
 Accretion of Series D warrants, discount,
    increase in stated value and issuance costs
 Exercise of options (net of costs)                              158,000     158                                 794,949
 Conversion of Series A and C preferred shares to
    common shares                                              1,414,222   1,414   (2,013,000)  (2,013,000)    2,011,730
 Conversion of Series D preferred stock to common shares          48,088      48                                 208,435
 Exercise of warrants (net of costs)                              33,575      34                                  66,525
 Comprehensive (loss) income

  Net loss

  Other comprehensive income (loss)
   Foreign currency adjustment

 Comprehensive loss

                                                              ----------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                                    11,510,964  11,511       60,000       60,000    38,442,213

 Accretion of Series C warrant value                                                                              40,000
 Accretion of Series D stated value and warrant value
 Exercise of options                                              52,500      53                                 158,697
 Conversion of Series D preferred stock to common shares      13,630,314  13,630                              11,575,475
 Issuance of warrants to Series D Holders                                                                        795,247
 Contribution of shares by Series D Holders                                                                      138,160   (138,160)
 Forgiveness of dividends on Series D Stock                                                                      124,767
 Issuance of stock in private placement (net of costs)         3,582,450   3,582                               1,814,347
 Issuance of stock to lender                                   2,000,000   2,000                               1,186,000
 Issuance of Warrants to lender                                                                                  161,000
 Issuance of Warrants to consultants in lieu of compensation                                                     480,802
 Comprehensive (loss) income

  Net loss

  Other comprehensive income (loss)
   Foreign currency adjustment

 Comprehensive loss

                                                              ----------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                    30,776,228  30,776       60,000       60,000    54,916,708   (138,160)

 Accretion of Series C warrants                                                                                   40,000
 Issuance of stock in private placement (net of costs)         3,832,000   3,832                               3,168,257
 Conversion of Series A preferred shares to common stock          33,333      34      (50,000)     (50,000)       49,966
 Exercise of Warrants                                            100,000     100                                  51,600
 Issuance of warrants to lenders                                                                               5,000,228
 Issuance of warrants to consultants in lieu of compensation                                                     482,750
 Issuance of warrants in connection with Series D stock                                                        1,508,091
 Issuance of warrants in lieu of costs                                                                           363,850
 Shares issued to lender and associates                        2,510,000   2,510                               3,321,240
 Shares issued in settlement of liabilities                      240,000     240                                 233,455
 Comprehensive (loss) income

  Net loss

  Other comprehensive income (loss)
   Foreign currency adjustment

 Comprehensive loss

                                                              ----------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                    37,491,561  37,492       10,000       10,000    69,136,145   (138,160)
                                                              =====================================================================

                                                                                            ACCUMULATED
                                                                                               OTHER
                                                                                           COMPREHENSIVE        TOTAL
                                                              COMPREHENSIVE  ACCUMULATED      INCOME         STOCKHOLDERS
                                                                  LOSS         DEFICIT        (LOSS)       EQUITY (DEFICIT)
BALANCE, DECEMBER 31, 1997                                                   (24,206,954)       42,427         6,615,426

 Shares issued in public offering (net of issuance costs)                                                      6,623,622
 Accretion of Series C warrant value                                             (40,000)
 Accretion of Series D warrants, discount,
    increase in stated value and issuance costs                               (2,623,400)                     (2,623,400)
 Exercise of options (net of costs)                                                                              795,107
 Conversion of Series A and C preferred shares to
    common shares
 Conversion of Series D preferred stock to common shares                                                         208,483
 Exercise of warrants (net of costs)                                                                              66,559
 Comprehensive (loss) income

  Net loss                                                      (7,781,366)   (7,781,366)                     (7,781,366)

  Other comprehensive income (loss)
   Foreign currency adjustment                                     400,612                     400,612           400,612

 Comprehensive loss                                             (7,380,754)

                                                              -----------------------------------------------------------
BALANCE, DECEMBER 31, 1998                                                   (34,651,720)      443,039         4,305,043

 Accretion of Series C warrant value                                             (40,000)                              0
 Accretion of Series D stated value and warrant value                           (367,286)                       (367,286)
 Exercise of options                                                                                             158,750
 Conversion of Series D preferred stock to common shares                                                      11,589,105
 Issuance of warrants to Series D Holders                                       (795,247)                              0
 Contribution of shares by Series D Holders                                                                            0
 Forgiveness of dividends on Series D Stock                                                                      124,767
 Issuance of stock in private placement (net of costs)                                                         1,817,929
 Issuance of stock to lender                                                                                   1,188,000
 Issuance of Warrants to lender                                                                                  161,000
 Issuance of Warrants to consultants in lieu of compensation                                                     480,802
 Comprehensive (loss) income

  Net loss                                                     (14,415,788)  (14,415,788)                    (14,415,788)

  Other comprehensive income (loss)
   Foreign currency adjustment                                  (1,367,113)                 (1,367,113)       (1,367,113)

 Comprehensive loss                                            (15,782,901)

                                                              -----------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                                   (50,270,041)     (924,074)        3,675,209

 Accretion of Series C warrants                                                  (40,000)
 Issuance of stock in private placement (net of costs)                                                         3,172,089
 Conversion of Series A preferred shares to common stock
 Exercise of Warrants                                                                                             51,700
 Issuance of warrants to lenders                                                                               5,000,228
 Issuance of warrants to consultants in lieu of compensation                                                     482,750
 Issuance of warrants in connection with Series D stock                       (1,508,091)
 Issuance of warrants in lieu of costs                                                                           363,850
 Shares issued to lender and associates                                                                        3,323,750
 Shares issued in settlement of liabilities                                                                      233,695
 Comprehensive (loss) income

  Net loss                                                     (24,261,514)  (24,261,514)                    (24,261,514)

  Other comprehensive income (loss)
   Foreign currency adjustment                                      72,589                      72,589            72,589

 Comprehensive loss                                            (24,188,925)

                                                              -----------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                                   (76,079,646)     (851,485)       (7,885,654)
                                                                             ============  ============      ============

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
---------------------------------------------------------------------------

                                                                                         2000         1999        1998
OPERATING ACTIVITIES:
  Net loss                                                                       $(24,261,514)    $(14,415,788)    $(7,781,366)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Expenses paid with warrants for common stock                                    450,757          480,802
      Amortization of debt issue costs                                              8,965,893          277,815
      Depreciation and amortization                                                 5,217,949        2,141,347        1,719,442
      Provision for inventory obsolescence                                            234,666          103,205
      Restructuring costs                                                             946,950
      Minority interest and gain on sale of fixed assets                             (374,160)        (284,570)         (44,835)
      Equity loss                                                                                       61,708           56,145
      Changes in assets and liabilities, net of effects from
        acquisitions of businesses, which (used) provided cash:
          Restricted cash - current                                                    11,946         (394,516)
          Accounts receivable                                                         783,128        1,100,988       (1,037,587)
          Inventories                                                               1,064,028          (53,150)        (864,277)
          Prepaid expenses and other current assets                                   247,681          337,642         (455,703)
          Other noncurrent assets                                                      33,105          (70,454)
          Accounts payable                                                         (2,238,208)       3,176,746        1,730,686
          Accrued expenses                                                            889,536          404,877           62,532
          Deferred tax liability                                                       68,749          113,232
          Restricted cash - noncurrent                                                 67,255          (24,982)        (486,144)
          Other liabilities                                                          (300,304)         999,678          (50,625)
                                                                                 ------------     ------------      -----------

           Net cash used in operating activities                                   (8,192,543)      (6,045,420)      (7,151,732)
                                                                                 ------------     ------------      -----------

INVESTING ACTIVITIES:
  Property and equipment acquired                                                  (1,352,327)      (1,412,858)      (5,062,696)
  Net proceeds from sale of fixed assets                                                             4,889,000           59,546
  Acquisition of businesses and contingent payments, net of cash acquired                                               (75,000)
  Cost of patent acquired                                                                                               (29,363)
                                                                                 ------------     ------------      -----------

           Net cash (used in) provided by investing activities                     (1,352,327)       3,476,142       (5,107,513)
                                                                                 ------------     ------------      -----------

FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                      1,037,086                         3,443,666
  Proceeds from short term lines of credit                                          5,190,372        3,597,000
  Net payment of long-term debt                                                    (1,070,744)        (898,603)      (1,533,562)
  Proceeds from sale of common stock/warrants/options                               3,869,018        1,976,679        7,533,517
  Redemption of Series D Stock                                                                      (1,500,000)
                                                                                 ------------     ------------      -----------

           Net cash provided by financing activities                                9,025,732        3,175,076        9,443,621
                                                                                 ------------     ------------      -----------

EFFECT OF EXCHANGE RATE CHANGE ON CASH                                                 97,590       (1,363,204)         403,663
                                                                                 ------------     ------------      -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                (421,548)        (757,406)      (2,411,961)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          587,589        1,344,995        3,756,956
                                                                                 ------------     ------------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                           $    166,041     $    587,589      $ 1,344,995
                                                                                 ============     ============      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during year for:
      Interest                                                                   $    234,167     $    149,487      $   186,084
      Income taxes                                                                                      33,815           36,173

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Accretion of warrants, discount, increase in stated value and
    issuance costs related to preferred stock                                    $  1,473,091     $  1,202,533      $ 2,663,400
  Issuance of common stock for:
    Exchange for interest/debt issue costs                                          3,323,750        1,188,000
    Conversion of preferred shares to common shares                                    50,000       11,589,105          208,483
    Settlement of Liabilities                                                         233,455
  Issuance of warrants to lender                                                    5,000,228          161,000
  Issuance of warrants to consultants                                                 482,750
  Issuance of warrants in connection with raising equity                            1,302,850
  Contribution of treasury stock and forgiveness of dividend on
    Series D Preferred Stock                                                     $                $    262,927

EPL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. ORGANIZATION - EPL Technologies, Inc. and subsidiaries (the "Company") is engaged in the development, manufacture and marketing of proprietary food processing aid technologies (primarily through its EPL Food Products Inc., EPL Pure Produce, Inc. and NewCornCo, LLC ("Newcorn") subsidiaries), packaging technologies (primarily through its EPL Flexible Packaging, Inc., EPL Flexible Packaging Ltd. and Fabbri Artes Graficas Valencia, S.A. ("Fabbri") subsidiaries) and related scientific and technical services that facilitate the maintenance of the quality and integrity of fresh produce (primarily through its California Microbiological Consulting, Inc. and EPL Pure Produce, Inc. subsidiaries).

     B. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of EPL Technologies, Inc. and its majority and wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements include the operations of NewCorn, an entity 51% owned by the Company. Since the equity of the minority owners has been reduced to zero, the Company is recording 100% of NewCorn's losses.

     C. CASH AND CASH EQUIVALENTS - The Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

     D. ACCOUNTS RECEIVABLE - Accounts receivable are shown net of allowance for doubtful accounts of $771,064 and $1,217,477 as of December 31, 2000 and 1999, respectively.

     E. INVENTORIES - Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (FIFO) method (see Note 4).

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

          Patents - Costs related to acquired patents are being amortized on a straight-line basis over the life of the patent. Costs related to internally-developed patents are generally expensed as incurred.

          Other Intangibles - Other intangibles which consist of trademarks, formulations and non-compete agreements are being amortized on a straight-line basis over 5 to 10 years.

          Total amortization expense related to intangible assets was $916,778, $610,378 and $549,823 for the years ended December 31, 2000, 1999 and 1998 respectively. The amortization expense for 2000 includes an impairment provision against the goodwill related to Newcorn of $348,236.

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

     L. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY - The Company holds a 50% interest in its unconsolidated subsidiary, Freshcorn LLC ("Freshcorn"). This investment is accounted for under the equity method as the Company does not maintain control of Freshcorn. The Company's share of Freshcorn's losses for the years ended December 31, 2000, 1999 and 1998, was $663, $61,708 and $56,145 respectively. The
          Company's equity in the accumulated deficit of Freshcorn, $118,516, is included in other liabilities on the Company's balance sheet.

     M. RECLASSIFICATIONS - Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements in order to conform with the 2000 presentation.

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

     Q. NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those statements at fair value. This statement, as amended, will be adopted by the Company effective January 1, 2001. The Company has had no material adjustments to its consolidated financial position or results from operations as a result of adopting SFAS No. 133.

          In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC, and was adopted by the Company in the fourth quarter of 2000. The adoption of SAB No. 101 had no material impact on the company's consolidated financial position or results from operations.

2.   OPERATIONS

     The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has incurred net losses, exclusive of accretion, discount and dividends on preferred stock, of $7,781,366, $14,415,788 and $24,261,514 in 1998, 1999 and 2000,
     respectively, incurred cash losses from operations of $7,151,732, $6,045,420 and $8,192,543 in 1998, 1999 and 2000, respectively, has an accumulated deficit of $76,079,646 and has negative working capital of $14,764,121 as of December 31, 2000. Within this negative working capital is approximately $6,675,000 of short term debt that is repayable during the first 6 months of

     2001. As explained more fully in Note 7, the Company has reached agreement to defer repayment of the majority of this amount for a period up to 90 days, and is in negotiations with some of the lenders to defer repayment of the balance. Additionally, the Company's $1.0 million convertible debt is currently due for repayment at the end of May 2001. In addition, the Company was not in compliance with one of the asset covenants during the final quarter of 2000, and consequently the loans may be called for repayment at any time. The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support the Company's cost structure. Historically, the Company's revenues have not been sufficient to fund the development of the Company's business, and thus it has had to finance its operating losses externally, principally through equity financing. The Company will be required to seek additional and longer-term debt or equity financing to fund operating requirements in 2001 and repay and/or refinance existing short term debt. In this regard, the Company is currently exploring a number of options to raise additional capital over and above that mentioned above. This includes selling additional equity, as well as long term debt. Subsequent to the year end, the Company entered into an agreement with an institutional investor to raise $5.0 million in new convertible preferred stock, which is expected to close in the second quarter of 2001. Additionally, the Company has engaged an outside adviser to assist in its attempt to obtain long term financing. The cost of such additional financing arrangements may not be acceptable to the Company and could result in significant dilution to the Company's existing shareholders. No assurances can be given that the Company will be successful in raising additional capital and failure to raise such capital, if needed, could have material adverse effect on the Company's business, financial condition and results of operations.

     These factors indicate that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     The Company has undergone a number of operational improvements as well as made significant investments in development and marketing activities related to its various processing technology businesses and packaging businesses in 2000, which the Company's management believes will improve cash flows from operations. The Company expects that the following, amongst others, should contribute to an improvement in the financial performance of the Company in the year 2001 and beyond, although there can be no assurance that such will in fact be the case : (i) The decision by the Company's management at the end of 2000 to discontinue corn operations under its previous format (see Note 3), (ii) the agreement with Reser's for Reser's to process and supply EPL Food with all of EPL Food's fresh-cut potato requirements and the relocation during 2000 of its potato processing to Reser's Pasco, Washington facility, (iii) further exploitation of the Company's processing technologies, especially focusing on the licensing arrangement with Monterey Mushrooms for fresh mushrooms, and (iv) further exploitation of the Company's perforating technologies, as evidenced by the new orders gained in produce packaging in the U.K. during 2000, together with the various applications development projects currently in progress. The Company's ability to operate beyond the immediate future is dependent upon its ability to achieve levels of revenues to support the Company's cost structure, maintain adequate financing and generate sufficient cash flows from operations to meet its operating needs. However, no assurance can be given that the Company will be successful in its efforts to implement its plans and achieve a level of profitability.


3.   CLOSURE OF CORN OPERATIONS

     During 1999 and 2000, the Company had undertaken a number of changes in its corn operations (Newcorn) in an effort to reduce the significant operating losses that had been incurred. Although such losses were reduced as a result of these measures, Newcorn continued to operate at a loss and was projected to continue incurring losses, prompting management to consider alternative actions. Management concluded that any attempt to bring Newcorn to profitability would require additional management and financial resources. Additionally, the management agreement with the Company's partner in

     Newcorn was due to expire. Accordingly, in December 2000, management decided to cease the operations of Newcorn and to exit the fresh corn products market. The results of such operations were previously included within the processing aids and other activities segment of the Company's business.

     Management's plan to exit this operation included the termination of substantially all (6) of its employees during December 2000 and January 2001 and the commencement of efforts to seek a third party willing to buy Newcorn's existing assets and assume Newcorn's current operating leases. In relation to this plan, the Company has recorded charges totaling $4,277,000 at December 31, 2000. These charges include the following:(i) an impairment provision against goodwill of $348,000 recorded within depreciation and amortization expense; (ii) a $235,000 writedown of inventory to its estimated market value, recorded within cost of sales; (iii) an impairment provision of $2,747,000 to reduce fixed assets to their net realizable value, recorded within depreciation and amortization expense; and (iv) a charge for various exit costs totaling $947,000, including rent, utilities and associated taxes of $689,000, salaries of $182,000 and other facility closure costs of $76,000 through the estimated date the related facilities would be closed or leased. Exclusive of the write down provisions, Newcorn's operations resulted in revenues of $3,007,000 and $5,807,000 in 2000 and 1999 respectively, and operating losses of $2,867,000 and $4,767,000 in the same periods.

4.   INVENTORIES

     Inventories consisted of the following:


                                                           DECEMBER 31,
                                                   -----------------------------
                                                       2000           1999
     Raw materials and supplies                     $ 1,410,928    $ 2,320,560
     Finished goods                                   1,515,813      1,904,875
                                                    -----------    -----------
                                                    $ 2,926,741    $ 4,225,435
                                                    ===========    ===========


5.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:


     Production and laboratory equipment         $  9,480,167    $  8,384,464
     Buildings                                        929,293         865,921
     Machinery and office equipment                   686,649         611,728
     Leasehold improvements                         2,323,535       2,290,512
     Motor vehicles                                    45,567          90,653
                                                 ------------    ------------

         Total property and equipment              13,465,211      12,243,278
     Accumulated depreciation and amortization     (7,551,633)     (3,380,856)
                                                 ------------    ------------

     Property and equipment, net                 $  5,913,578    $  8,862,422
                                                 ============    ============


     Depreciation expense was $4,301,171, $1,530,969 and $1,169,619 for the years ended December 31, 2000, 1999 and 1998, respectively. The depreciation expense for 2000 includes an impairment provision against the fixed assets related to Newcorn of $2,747,000 (see Note 3)

     During 1999, the Company completed a sale and leaseback of the land and building at its Spanish trading subsidiary, Fabbri, with an unrelated third party. The Company raised gross proceeds, before costs and taxes, of PTS 800,000,000 (approximately $5,100,000). The Company expects to recognize a total pretax profit of approximately $2,303,000 on this transaction. For financial reporting purposes, $374,000 and $285,000 of this total profit has been recognized for the years ended December 31, 2000 and 1999 respectively. The remaining balance will be recognized over the eight year life of the associated leaseback. Future lease payments under the sale leaseback transaction are approximately $412,000 per year for the lease term of eight years. The tax on this profit can be deferred for up to 10 years under Spanish tax rules.


6.   INCOME TAXES

     The components of loss before income taxes for the year 2000, 1999 and 1998 were taxed under the following jurisdictions:

                                2000                1999                1998

     Domestic              $(23,753,362)       $(14,216,982)       $ (7,677,762)
     Foreign                   (508,152)           (181,285)           (103,604)
                           ------------        ------------        ------------

         Total             $(24,261,514)       $(14,398,267)       $ (7,781,366)
                           ============        ============        ============



     The provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998 consists of the following:

                                                       2000        1999   1998


      Deferred foreign income tax expense (benefit)   $ 72,597    $113,232   $
      Current foreign income tax expense (benefit)                 (95,711)
                                                      --------    --------   ----

        Total income tax expense (benefit)            $ 72,597    $ 17,521   $
                                                      ========    ========   ====


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

     Income tax expense (benefit) was different from the amounts computed by applying the statutory federal income tax rate to the loss before income taxes due to the following:

                                                     2000    1999    1998

Federal income tax (benefit) at U.S. statutory rate   (34%)   (34%)   (34%)
Reduction in income tax benefit resulting from:
  Federal losses not benefited                         30%     33%     23%
  Other                                                 4%      1%     11%
                                                      ----    ----    ----

Tax benefit                                             0%      0%      0%
                                                      ====    ====    ====



     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and is a summary of the significant components of the Company's deferred federal tax assets and liabilities:


                                        2000                          1999

Deferred Tax Asset:
  Other assets                   $    1,704,994                $      389,872
  Foreign assets
  Operating loss carryforwards       17,716,416                    13,123,050
                                 --------------                --------------

  Gross deferred tax asset           19,421,410                    13,512,922
  Valuation allowance               (19,421,410)                  (13,512,922)
                                 --------------                --------------

           Deferred tax asset
                                 --------------                --------------

Deferred Tax Liability:
  Fixed assets                           33,929                        30,153
  Foreign liability                     226,016                       161,043
                                 --------------                --------------
  Deferred tax liability                259,945                       191,196
                                 --------------                --------------

Net deferred tax liability       $      259,945                $      191,196
                                 ==============                ==============



     For income tax reporting purposes, the Company has net operating loss carryforwards of approximately $52,100,000, which will expire between 2003 and 2020.

7.   DEBT

     As of December 31, 2000 and 1999, debt includes the following:

                                                               DECEMBER 31,
                                                       -------------------------
                                                           2000         1999

Unsecured line of credit                                $            $  331,333
Secured lines of credit                                  3,045,833    1,734,984
Convertible debt                                         1,000,000
Equipment financing loans                                  505,467      741,734
Notes payable                                            3,214,954      119,329
Capital leases                                             926,499      331,719
                                                        ----------   ----------

                                                         8,692,753    3,259,099
Less current portion and short term credit facilities    7,425,682    1,918,572
                                                        ----------   ----------

Long-term debt                                          $1,267,071   $1,340,527
                                                        ==========   ==========




     As of December 31, 2000 and 1999, the Company had outstanding approximately $597,500 and $644,700, respectively, under its long term line of credit with the Bank of Scotland, entered into by its subsidiary, EPL Technologies (Europe) Limited, for up to $597,500, which bears interest of 2% over bank base rate (6.00% as of December 31, 2000). The Company also had a short-term line of credit with the Bank of Scotland, in the amount of $1,611,700, which also bears interest of 2% over bank base rate. At December 31, 1999 $1,040,304 was outstanding under this facility. During the year, the Company agreed with the Bank of Scotland to convert the short-term line of credit into a similar facility based more closely on the level of outstanding receivables of its UK operations. Under this new facility, the Company's new limit is approximately $2,241,000, subject to the level of receivables, and carries interest of 1.75% over bank base rate. At December 31, 2000, approximately $2,051,000 had been drawn under this facility. In conjunction with this new facility, the Company also has an additional short-term line of credit with the Bank of Scotland, carrying interest at 1.75% over bank base rate, under which the Company had drawn approximately $297,000 as of December 31, 2000. The lines of credit are collateralized by the assets of EPL Technologies (Europe) Limited and its subsidiaries. The debt agreements with the Bank of Scotland contain certain covenants applicable to the results of operations of these businesses that provide for maintenance of minimum asset levels and minimum earnings before interest and tax to external interest ratios. During the final quarter of 2000, the Company was not in compliance with one of the asset covenants, consequently the loans may be called for repayment at any time. To date, the Bank of Scotland has not levied any financial penalties for this non-compliance.

     During 1999 the Company, through its Spanish subsidiary Fabbri, finalized with BankInter an unsecured line of credit for up to PTS100,000,000 ($602,400 at $1.00:PTS 166 at December 31, 1999). The remaining balance drawn under the facility was repaid during the second quarter of 2000 after which the facility was canceled. Thus no amount was outstanding thereunder as of December 31, 2000 ((PTS55,000,000 ($331,300 at $1.00:PTS166 at
     December 31, 1999)).

     During the final quarter of 1999, the Company, through its subsidiary, EPL Flexible Packaging, Inc., was granted a short term credit facility of $100,000 with Old Second National Bank of Aurora, which facility was fully drawn at December 31, 2000 ($50,000 at December 31, 1999). This facility is secured upon the inventory of EPL Flexible Packaging, Inc. and carries interest at a rate of 1.5% over the bank's prime rate (8.5% as at December 31, 2000). There are no covenants applicable to this facility.

     In 1998, NewCornCo, LLC entered into two equipment financing loans with General Electric Capital Corporation ("GECC") and Santa Barbara Bank & Trust (SBB&T) secured by specifically identified capital assets. The GECC loan is for $549,032 for a term of 48 months bearing interest at 10.34% per annum. The SBB&T loan is for $465,977 for a term of 48 months payable in equal monthly installments bearing interest at 10.5% per annum. At December 31, 2000, $302,680 and $202,787 were outstanding on the GECC and SBB&T loans, respectively.

     In February and March 2000, the Company, in a series of transactions, borrowed from individual investors $3,175,000 for a period of 12 months. The loans, which are unsecured and included under notes payable, carry interest at the rate of 10% per annum. In connection with these loans, the Company issued warrants to acquire a total of 1,637,500 shares of Common Stock at an exercise price of $1.00 per share. The effective interest rate of this facility, after including the value of the warrants issued, is approximately 158%. The fair value of the warrants ($4,711,000) was recorded as deferred debt costs on the balance sheet under prepaid expenses and other current assets and is being amortized into interest expense over the life of the debt. Subsequent to December 31, 2000, the Company has commenced negotiations with the investors to restructure the notes payable to allow for the extension of the initial terms, which require repayment in February and March 2001. Agreement has been reached to extend the repayment date on the majority of this balance for a period of up to 90 days, and discussions are continuing with the balance. Interest will continue to accrue at a rate of 10% per annum payable upon repayment of debt. In consideration for this extension (and for each month thereof), warrants to purchase 6,000 shares of Common Stock per $100,000 will be issued. The fair value attributable to these warrants will be amortized into interest expense over the extension period.

     In November 2000 the Company obtained a loan from an institutional investor totaling $1,000,000. The loan, which is secured on the assets of EPL Flexible Packaging, Inc., excluding inventory, is for a period of 6 months and carries interest at the rate of 10% per annum (which interest is to be paid upon repayment of debt or conversion). The loan is convertible into shares of preferred stock upon request. These shares of preferred stock would have a coupon of 10% per annum and are in turn convertible into shares of common stock at a conversion price of $1.00 per share. The loan agreement provides for the conversion terms to be amended if the Company undertakes a major financing (as defined in the loan agreement) on more favorable terms. To date no such financing has been completed. In connection with this loan the Company issued warrants to acquire a total of 400,000 shares of Common Stock at an exercise price of $1.00 per share. Since this loan can be converted immediately, the fair value of the warrants ($204,000) has been charged into interest expense upon issuance. The effective interest rate of this facility, assuming the loan is not converted and after including the value of the warrants issued, is approximately 51%.

     Other debt relates to capital leases that bear interest at rates from 7.0% through 10.5%, with varying monthly principal and interest payments. At December 31, 1999 notes payable related primarily to a financing arrangement related to an insurance policy.

     At December 31, 2000, aggregate annual maturities of debt (including short term lines of credit) were as follows:

     YEAR ENDING DECEMBER 31,

     2001                               7,425,682
     2002                                 647,236
     2003                                 395,766
     2004                                 179,256
     2005                                  44,813
                                       ----------

                                       $8,692,753
                                       ==========




8.   CREDIT FACILITIES WITH RELATED PARTIES

                                               DECEMBER 31,        DECEMBER 31,
                                                   2000                1999
                                              -------------       -------------

Revolving credit facility with CEO            $     100,000       $     377,000
Revolving credit facility with stockholders       3,500,000           3,500,000
                                              -------------       -------------
  Total                                       $   3,600,000       $   3,877,000
                                              =============       =============


     In March 1999, Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company, on a short-term basis, a revolving credit facility in an amount of up to $500,000, which was increased to $1,000,000 in June 1999. At December 31, 2000, $100,000 was
     outstanding. The Company's obligations under this facility are unsecured and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum. The Company's Chairman has agreed to defer repayment of the remaining balance owed to him until such time as the Company is able to do so. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by Mr. Devine in connection with advancing funds to the Company under this facility.

     In December 1999, two investment funds affiliated with an existing affiliated investor of the Company (the Lenders), granted the Company a credit facility of $3,500,000, which amount was fully drawn at December 31, 2000. The facility carries interest at the rate of 12% per annum and is secured by a pledge of certain assets of the Company. In connection with this facility, the Company issued two million shares of Common Stock (valued at $1,188,000) and issued a warrant to acquire 350,000 shares of Common Stock at an exercise price of $0.50 per share (such warrant having a fair value of $161,000). The facility was repayable in June 2000, however, in May 2000, the lenders agreed to defer the repayment date until September 2000, as well as agree to other changes in the terms of the facility. In connection with this restructuring, the Company issued an aggregate of one million shares of Common Stock to the Lenders and 150,000 shares of Common Stock to a third party which participated in the negotiation of the restructuring. Based on the market value at the date of issuance, the shares had a value of $1,725,000. Such value was amortized into interest expense over the extended life of the debt agreement (September 2000). In August 2000, the lenders agreed to further restructure the facility, including to defer repayment until December 2000. Under this agreement, the Company issued an aggregate of one million, two hundred thousand shares of Common Stock to the Lenders and 160,000 shares of Common Stock to a third party which participated in the negotiation of the restructuring. The value of the shares ($1,186,250) was amortized into interest expense over the life of the agreed restructuring. In November 2000, the facility was again restructured, including to defer repayment until March 2001. Under this latest agreement, 600,000 shares (valued at $412,500, based on the market value as at December 1, 2000) will be issuable and were charged into interest expense in December 2000. In addition, further shares of Common Stock will be issuable in January 2001 and February 2001 (600,000 shares and 650,000 shares respectively). These will be charged into interest expense in those periods based on the market value at those times. Subsequent to the year end, repayment has been deferred again until May 2001. In addition, interest continues to be accrued and will be paid upon repayment of the debt balance. As of December 31, 2000, the effective interest rate of this facility, after including all of the debt issue costs, including the value of the stock and warrants issued, is approximately 145%.

     Interest charged in relation to related party loans totaled $451,000 for the year ended December 31, 2000. The interest payable as of December 31, 2000 was $250,000 and is included within accrued interest on the Company's balance sheet.

9.   CONVERTIBLE PREFERRED STOCK

     The Series A Preferred Stock, (the "Series A Stock") which has been issued up to its authorized limit of 3,250,000, was issued at a price of $1.00 per share with each share of Series A Stock carrying the option to convert into common shares at a rate of $1.50 per share. The Series A Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series A Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares ($1.50 per share) at the Company's option (dividends in arrears at December 31, 2000 and 1999 totaled $1,424,518 and $1,420,692, respectively.) Fifty thousand shares of Series A Stock were converted during 2000, leaving ten thousand shares outstanding at December 31, 2000.

     The Company also had a Series B and Series C Preferred Stock, all of which were converted during 1997 and 1998 respectively. The Series B Stock carried a dividend of 10% per annum, payable in cash and/or shares ($9.40 per share) at the Company's option. The outstanding dividends on the Series B Stock at December 31, 2000 totaled $270,092. The outstanding dividends on the Series C Stock at December 31, 2000 totaled $49,239.

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

     During 1999, shareholders of 10,800 shares of the Series D stock elected to exercise their right of conversion into common stock. In connection with the conversion of 1,324 of these shares of the Series D Stock, the Company granted certain Series D shareholders warrants to purchase 1,571,429 shares of common stock at exercise prices of $0.52 and $0.66 per share to induce conversion. These warrants are immediately vested and expire in 2004. The value of these warrants, $795,247, was recorded as a return to the Series D shareholders in 1999. In connection with these conversions, the shareholders received common stock based only on the stated value of the Series D Stock held. The 210,610 shares of common stock issuable as a result of the appreciated value of the Series D Stock (the "Premium Shares") were contributed back to the Company and have been accounted for as Treasury Stock at the market value of the Company's stock at the date of the conversion. Further warrants in relation to the conversion of the Series D Stock were issued during 2000 (see Note 10).

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

10.  COMMON STOCK

     During 2000, the Company issued a total of 6,715,333 shares of common stock, in transactions not involving a public offering under the Securities Act of 1933, as amended. 3,672,000 shares were issued to a number of institutional investors in various private placements, raising gross proceeds of $3,962,000. In addition, in connection with the restructuring of the credit facility with the Lenders detailed in Note 8 above, a further 2,200,000 shares of common stock were issued to the Lenders and 310,000 shares of common stock to a third party which participated in the negotiation of the restructuring. The value of these shares were amortized as interest expense over the then remaining period of the facility. A further 33,333 shares of common stock were issued upon conversion of the 50,000 shares of Series A Stock detailed in Note 9, 240,000 shares of common stock were issued in settlement of liabilities totaling $233,500, 100,000 shares of common stock were issued upon the exercise of warrants, raising gross proceeds of $52,000 and 160,000 shares (valued at $160,000) were issued in relation to the raising of new equity.

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

     During 2000, warrants to acquire a total of 5,962,500 shares of Common Stock were issued. Warrants to acquire a total of 1,637,500 shares of Common Stock were issued in connection with new loans totaling $3,175,000, as detailed in Note 7 above. The value ascribed to these warrants ($4,711,000) has been recorded as deferred debt costs and is being amortized into interest expense over the 12 month life of the loans, commencing in March 2000. Warrants to acquire 400,000 shares of Common Stock were also issued in connection with a new loan drawn down in the final quarter of 2000, as detailed in Note 7. Since this loan can be converted immediately, the fair value of these warrants ($204,000) has been charged into interest expense upon issuance. The Company also issued warrants to acquire 450,000 shares of Common Stock to consultants in lieu of cash compensation for advisory services provided in the second and third quarters and over the next nine months. The value of these warrants ($469,000) is being recorded as selling, general and administrative expenses in the Company's statement of operations over the expected service period of 12 months. The Company also issued a further warrant to acquire 100,000 shares of Common Stock to an employee of the Company, together with a warrant to acquire 100,000 shares of Common Stock to a former director of the Company. These were granted with an exercise price based on the market value at the date of the agreement. Other warrants to acquire 65,000 shares of Common Stock were issued, with an ascribed value of $98,900. Of this $13,800 was expensed to selling, general and administrative expenses, and $85,100 was expensed to interest expense. A total of 2,210,000 warrants were issued in relation to the raising of new equity. The value ascribed to this ($1,302,850) has been recorded as a reduction to the related additional paid in capital.

     Finally, the Company also issued warrants to acquire 1,000,000 shares of Common Stock in relation to the conversion of the Series D Stock, which conversion was completed in December 1999, as provided in the Series D Stock conversion agreements. After the expiration of each 30 day period, warrants to purchase a further 100,000 shares of Common Stock will be due to be issued, at an exercise price of $0.52 per share, until such time as the shares of Common Stock issued upon conversion of the Series D Stock are registered. The value ascribed to these warrants $1,508,100 was amortized immediately upon issuance to accretion, discount and dividends during 2000.

     At December 31, 2000, the Company had warrants outstanding to purchase 9,974,114 shares of common stock at an average price of $1.35 per share. In addition, the Company had options outstanding for the issuance of 2,032,125 shares of common stock at prices ranging from $0.69 to $15.25 per share (weighted average price of $7.60 per share) (see Note 11).

11.  STOCK OPTION PLANS

     The 1994 Stock Incentive Plan (the "1994 Plan") originally provided for up to 750,000 shares of unissued common stock to be made available for the granting of options. This was approved by stockholders on July 21, 1994. On July 22, 1996, stockholders approved an increase in the number of shares available for the granting of options under the 1994 Plan to 1,500,000. On July 21, 1997, the stockholders approved another amendment to the 1994 Plan, which increased the number of shares of common stock reserved for issuance under the 1994 Plan to 2,250,000. The 1994 Plan provided that no options could be granted under it after May 4, 1999, and thus no options were available for grant under the 1994 Plan as of December 31, 1999. As at December 31, 2000, options to acquire 1,395,625 shares of Common Stock were outstanding and exercisable under the 1994 Plan.

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

     Combined information regarding these plans is as follows:


                                                                       WEIGHTED
                                                                       AVERAGE
                                                        SHARES         EXERCISE
                                                     UNDER OPTION       PRICE

Outstanding and Exercisable at December 31, 1997       1,758,125         8.92

Activity for the Year Ended December 31, 1998:
  Granted                                                396,625         8.61
  Exercised                                             (158,000)        5.05
                                                      ----------

Outstanding and Exercisable at December 31, 1998       1,996,750         9.17
                                                      ----------

Activity for the Year Ended December 31, 1999:
  Granted                                                298,125         4.26
  Exercised                                              (52,500)        3.02
  Expired                                               (344,750)        8.62
                                                      ----------

Outstanding and Exercisable at December 31, 1999       1,897,625         8.67
                                                      ----------

Activity for the Year Ended December 31, 2000:
  Granted                                                478,500         1.59
  Expired                                               (344,000)        5.17
                                                      ----------

Outstanding and Exercisable at December 31, 2000       2,032,125     $   7.60
                                                      ==========



     These options expire between March, 2001 and September 2005.

     The following table summarizes information about the Company's stock options outstanding at December 31, 2000:


                                                 NUMBER                  WEIGHTED           WEIGHTED
        RANGE OF                              OUTSTANDING                 AVERAGE           AVERAGE
        EXERCISE                                   AT                    REMAINING          EXERCISE
         PRICES                            DECEMBER 31, 2000         CONTRACTUAL LIFE        PRICE

$0.69 - $1.51                                     350,750                4.3 years            $ 1.21
$2.17 - $4.61                                     384,625                     3.7               3.62
$5.31 - $8.94                                     690,250                     1.1               7.61
$10.50 - $15.25                                   606,500                     1.1               3.79
                                                  -------

                                                2,032,125
                                                =========



     The estimated fair value of options granted during 2000, 1999 and 1998 ranged between $0.53 - $1.89, $0.42 - $2.87, and $3.13 - $8.18 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. All options have been granted with exercise prices at or above the market value of the Company's common stock at the date of grant. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 2000, 1999 and 1998 would have been increased to the pro forma amounts indicated below:


                                                  2000            1999             1998

Net loss available for common stockholders:
  As reported                                   $ 25,809,605    $ 15,618,321     $ 10,535,093
  Pro forma                                     $ 26,288,105    $ 16,209,598     $ 12,077,683

Net loss per common share (basic and diluted):
  As reported                                   $       0.79    $       1.10     $       0.99
  Pro forma                                     $       0.81    $       1.14     $       1.14




     The fair value of options granted under the Company's stock option plans during 2000, 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing mode with the following assumptions used: no dividend yield, expected volatility of from 94% - 124%, 81%, and 65% for the years ended December 31, 2000, 1999 and 1998, respectively, risk free interest rates of from 6.1% - 6.75%, 6% and from 5.34% - 5.75%, for the years ended December 31, 2000, 1999 and 1998, respectively, and expected lives of 5 years.

12.  NET LOSS PER COMMON SHARE

     Net loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. For the years ended December 31, 2000, 1999 and 1998, the potential common shares have an antidilutive effect on the net loss per common share for common stockholders.

     The following table summarizes those securities that could potentially dilute loss per common share for common shareholders in the future that were not included in determining net loss per common stockholders as the effect was antidilutive.


                                                                     2000      1999      1998
                                                                      (SHARES IN THOUSANDS)

Potential common shares resulting from:
  Stock options                                                       2,032     1,898     1,997
  Convertible preferred stock                                             7        40     2,907
  Convertible debt                                                    1,000
  Warrants                                                            9,974     4,174       264
                                                                     ------    ------    ------

                                                                     13,013     6,112     5,168
                                                                     ======    ======    ======



13.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into various operating leases for facilities, vehicles and equipment. At December 31, 2000, future minimum lease payments were as follows:


YEAR ENDED DECEMBER 31,

2001                                                                             $ 1,473,555
2002                                                                               1,292,798
2003                                                                               1,181,194
2004                                                                               1,001,869
2005 and thereafter                                                                1,870,844
                                                                                 -----------

Future minimum lease payments                                                    $ 6,820,260
                                                                                 ===========



     Rental expense for operating leases amounted to $1,101,456, $1,071,530 and $891,118 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company has entered into agreements for services with certain executive officers. In addition to a base salary, certain other benefits are provided. At December 31, 2000, minimum payments to executive officers under these agreements totaled approximately $1,360,000.

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

     In connection with the sale and leaseback of the premises at Fabbri, the Company became aware of certain planning and compliance issues with the local authorities that remain unresolved. The Company does not believe that it will incur any material liability related to these matters, however, if any costs are incurred, the Company believes it can recover these costs from the prior owner of Fabbri under a warranty in the sale and purchase agreement. As a result of this uncertainty, the Company has placed approximately $383,000 into escrow pending the resolution of this matter. Such amount has been recorded as restricted cash
     - current on the balance sheet.

     At the end of October 2000, the Valencia region and surrounding area in Spain was hit by catastrophic thunderstorms and flash floods. These severe weather conditions caused material damage to the equipment, premises and inventory located at the Valencia plant of the Company's Spanish subsidiary Fabbri. In connection with this event, the Company has filed insurance claims totaling $841,000, including reimbursement for damages incurred of $330,000 and costs of business interruption of $511,000. At December 31, 2000, a damage claim of approximately $330,000 has been made and has been recorded in the Company's consolidated financial statements within prepaid expenses, and cost of sales, where the costs of the damage were initially recorded. As of December 31, 2000, no amounts have been recorded in connection with the business interruption claim, since such amounts were not realized prior to December 31, 2000. The recovery of this claim will be recorded as other income when the claims are settled and received in 2001. Subsequent to December 31, 2000, the Company has received approximately $200,000 of this claim.

     In February 2001, the Company announced that it had received Nasdaq Staff determinations indicating that (A) the Company fails to comply with the $1.00 minimum bid price and net tangible assets, market capitalization and net income requirements for continued listing set forth in Marketplace Rules 4310(c)(04) and 4310(c)(2)(B), (B) the Company's Form 10-K for the fiscal year ended December 31, 1999 contained a 'going concern' qualification in the audit opinion and (C) the Company's securities are, therefore, subject to delisting from The Nasdaq SmallCap Market. The Company requested, and on March 22, 2001 was heard, at a hearing before a Nasdaq Listing Qualifications Panel ("Panel") to review the Staff determinations. There can be no assurance the Panel will grant the Company's request for continued listing.

     During the last few months the Company has been discussing the nature of its relationship with Penn State University, and has agreed to consider entering into a new non-exclusive license in relation to Mushroom Fresh Technology. The Company believes this change, if agreed, will not have a material adverse effect on its ability to penetrate the fresh mushroom market.

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

15.  CUSTOMER CONCENTRATION

     During the years ended December 31, 2000 and 1999, no single customer accounted for more than 10% of total consolidated revenues. In 1998, one customer accounted for approximately 15% ($5,054,000) of total consolidated revenues.

16.  INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

     The Company develops, manufactures, and markets proprietary technologies designed to maintain the integrity of fresh produce. These products fall into two major classifications: packaging materials and processing aids. The Company's produce packaging business involves perforating, converting and printing flexible packaging, using technologies and processes, some of which are proprietary to the Company, which are marketed in North and South America, the United Kingdom and Continental Europe. Processing aids are designed to inhibit the enzymatic degradation that causes fruits and vegetables to begin to deteriorate immediately after processing and are sold primarily in the United States with smaller amounts also sold in Canada. This category also includes activities of the Company's fresh-cut corn and potato products, as well as provision of scientific and technical services in the United States.

     The following table summarizes the Company's financial information by industry segment.


                                                              2000            1999              1998

SALES:
  Processing aids                                        $  4,408,248    $  7,538,811    $    8,912,517
  Packaging materials                                      23,405,389      22,768,549        24,065,020
                                                         ------------    ------------    --------------

           Total sales                                   $ 27,813,637    $ 30,307,360    $   32,977,537
                                                         ============    ============    ==============

NET LOSS FROM OPERATIONS:
  Processing aids                                        $(13,537,143)   $(10,519,584)   $   (6,729,036)
  Packaging materials                                        (516,513)     (3,281,745)         (970,840)
                                                         ------------    ------------    --------------

           Total net loss from operations                $(14,053,656)   $(13,801,329)   $   (7,699,876)
                                                         ============    ============    ==============

DEPRECIATION AND AMORTIZATION EXPENSE:
  Processing aids                                        $  4,367,412    $  1,192,105    $    1,161,240
  Packaging materials                                         850,537         949,242           558,202
                                                         ------------    ------------    --------------

           Total depreciation and amortization expense   $  5,217,949    $  2,141,347    $    1,719,442
                                                         ============    ============    ==============

TOTAL ASSETS:
  Processing aids(1)                                     $  4,173,942    $ 10,320,428    $    9,747,366
  Packaging materials                                      14,551,171      15,678,275        20,024,142
                                                         ------------    ------------    --------------

           Total assets                                  $ 18,725,113    $ 25,998,703    $   29,771,508
                                                         ============    ============    ==============

TOTAL CAPITAL EXPENDITURES:
  Processing aids                                        $    192,697    $    607,433    $    3,638,067
  Packaging materials                                       1,159,630         805,425         1,424,629
                                                         ------------    ------------    --------------

           Total capital expenditures                    $  1,352,327    $  1,412,858    $    5,062,696
                                                         ============    ============    ==============


     (1) Total Assets includes various corporate assets, including patents and deferred debt costs.

     The Company has operating facilities in the United States, the United Kingdom and Spain. The following table summarizes the Company's financial information based on operation location.


                               2000          1999          1998

SALES:
  United States            $ 7,612,213   $10,204,882   $12,230,514
  United Kingdom            14,194,000    11,486,238    11,929,324
  Spain                      6,007,424     8,616,240     8,817,699
                           -----------   -----------   -----------

           Total           $27,813,637   $30,307,360   $32,977,537
                           ===========   ===========   ===========

TOTAL LONG-LIVED ASSETS:
  United States            $ 3,103,720   $ 8,454,138   $ 6,204,642
  United Kingdom             5,941,232     5,086,962     5,554,015
  Spain                        694,571       806,318     4,509,991
                           -----------   -----------   -----------

           Total           $ 9,739,523   $14,347,418   $16,268,648
                           ===========   ===========   ===========



17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                            FIRST           SECOND         THIRD       FOURTH       TOTAL
                                           QUARTER          QUARTER       QUARTER      QUARTER (i)  YEAR
2000                                                    (DOLLARS IN `000 EXCEPT PER SHARE DATA.)

Revenues                                    6,052            7,936          6,952       6,874       27,814
Operating (loss) before                    (1,868)          (1,513)        (1,545)     (3,910)      (8,836)
  depreciation and amortization
Net loss                                   (3,762)          (4,974)        (5,119)    (10,407)     (24,262)
Loss per common share                       (0.14)           (0.17)         (0.16)      (0.32)       (0.79)

1999

Revenues                                    7,758            8,292          6,648       7,609       30,307
Operating (loss) before                    (2,461)          (2,103)        (1,630)     (5,181)     (11,375)
  depreciation and amortization
Net loss                                   (3,157)          (2,911)        (2,529)     (7,021)     (15,618)
Loss per common share                       (0.27)           (0.24)         (0.19)      (0.40)       (1.10)


     (i)The fourth quarter 2000 figures include charges totaling $4,277,000 in relation to the cessation of operations of Newcorn. They also include the effect of significant flood damage incurred at the Company's operation in Spain. The compensation under the business interruption insurance will be recognized as the proceeds are received (see Note 13).

18.  SUBSEQUENT EVENTS

     Subsequent to the year end, the Company entered into an agreement with an institutional investor to raise $5 million in new convertible preferred stock, which is expected to close in the second quarter of 2001. Additionally, the Company has engaged an outside adviser to assist in its attempts to obtain long term financing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth certain information with respect to each of the directors and executive officers of the Company.

    NAME                                AGE             POSITIONS WITH THE COMPANY AND AFFILIATES
    ----                                ---             -----------------------------------------

Paul L. Devine                           46        Chairman of the Board of Directors, President, Chief
                                                   Executive Officer

Dr. William R. Romig                     54        Senior Vice President-Science and Technology

Michael S. Leo                           57        Secretary

Antony E. Kendall                        58        Chief Executive Officer of EPL Flexible Packaging Ltd.

Adolph S. Clausi (1)(2)                  78        Director

W. Ward Carey (1)(2)                     63        Director

Richard M. Harris (1)(2)(3)              65        Director

(1)   Member of Compensation Committee

(2)   Member of Audit Committee

(3)   Appointed July 10 2000

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

Richard M. Harris. Mr. Harris was appointed to the Board of Directors in July 2000. For over eight years, Mr Harris has worked as a business consultant to various public and private companies. Prior to his early retirement he was Senior Vice President and Chief Financial Officer of Axel Johnson, Inc. He previously served for 18 years with the International Paper Company as Senior Vice President for all packaging operations. He was Group Chief Executive of the industrial packaging business and Executive Vice President and Chief Financial Officer of the parent company.

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

      Based solely on review of the copies of such forms furnished to the Company, the Company believes that during fiscal year 2000 its officers, directors and ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth the aggregate compensation paid by the Company for the year ended December 31, 2000 for services rendered in all capacities to the Chief Executive Officer and each of the other four most highly compensated executive officers (the "Named Executive Officers").

                                                                                LONG-TERM COMPENSATION
                                                                           ------------------------------
                                             ANNUAL COMPENSATION                AWARDS          PAYOUTS
                                         -----------------------------   -----------------   ----------------
                                                                                                         ALL
                                                                         RESTRICTED                     OTHER
                                                             OTHER         STOCK    OPTIONS/   LTIP     COMPEN-
            NAME AND                    SALARY     BONUS  COMPENSATION    AWARD(S)   SARS    PAYOUTS    SATION
      PRINCIPAL POSITION       YEAR      ($)       ($)        ($)          ($)       (#)      ($)        ($)
      ----------------------   ---       ---        ---       ---          ---       ---      ---        ----

Paul L. Devine                 2000     375,000         0    2,740           0        0        0        0
  Chairman, President          1999     275,000         0    5,888           0        0        0        0
  and Chief Executive          1998     275,000         0    2,872           0        0        0        0
  Officer

Jose Saenz de Santa Maria      2000     122,332         0    3,096(1)        0        0        0        0
  Managing Director            1999     128,205         0   21,659(1)        0        0        0        0
  Fabbri Artes Graficas
  Valencia S.A                 1998     133,600    13,600   25,593(1)        0   45,000        0        0

Antony E. Kendall              2000     151,400         0   16,613(2)        0        0        0        0
  Chief Executive Officer      1999     134,460         0   15,837(2)        0        0        0        0
  EPL Flexible                 1998     137,423         0   12,788(2)        0   20,000        0        0
  Packaging Ltd

William R. Romig               2000     140,000         0      288           0        0        0        0
  Senior Vice President        1999     130,000         0        0           0        0        0        0
  Science and Technology       1998     120,000         0        0           0        0        0        0


     (1) Assumes an exchange rate of $1:PTS177 for 2000, $1:PTS162 for 1999 and $1: PTS149.70 for 1998.

     (2) Assumes an exchange rate of Pound Sterling 1:$1.514 for 2000, Pound Sterling 1:$1.652 for 1999 and Pound Sterling 1:$1.65 for 1998.

COMPENSATION OF DIRECTORS

With the exception of Mr. Devine in his capacity as an officer of the Company, no cash compensation was paid to any director of the Company during the year ended December 31, 2000.

Pursuant to the terms of the Company's 1998 Stock Incentive Plan, as amended and restated, each non-employee director of the Company shall receive an automatic grant of options to purchase 7,500 shares of Common Stock on June 25, 2000 and on each June 25 thereafter during the term of such plan. In accordance with these terms, warrants to purchase 7,500 shares, at an exercise price of $1.25 per share, were granted to W. Ward Carey and Adolph S. Clausi on July 6, 2000 for their services as members of the audit and compensation committees. These options are exercisable for ten year terms. See "Stock Incentive Plans" below.

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

The Company, through Bakery Packaging Services Limited (now known as EPL Flexible Packaging Limited ("EPL Flexible")), entered into an employment agreement with Mr. Kendall commencing on August 1, 1996, which provides that Mr. Kendall is to serve as Chief Executive Officer of EPL Flexible. The agreement originally provided for an annual salary of Pound Sterling 70,000 ($115,000 at an exchange rate of Pound Sterling 1:$1.65), which salary is reviewable on January 1 annually and has been increased to Pound Sterling 83,000 ($137,000 at an exchange rate of Pound Sterling 1:$1.65) as of July 1, 1997, together with customary benefits, such as vacation, the provision of an automobile, healthcare coverage and contributions into a defined contribution pension scheme. A bonus is also payable upon the achievement of certain performance targets, as agreed on an annual basis. The contract may be terminated by either side upon six months' notice. The agreement also contains certain customary provisions regarding confidentiality and non-competition. The annual salary was increased to Pound Sterling 100,000 ($165,000 at an exchange rate of Pound Sterling 1:$1.65), effective January 1, 2000.

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

STOCK INCENTIVE PLANS

The Company's 1994 Stock Incentive Plan was adopted by the shareholders on July 21, 1994, and modified by the shareholders to increase the shares issuable thereunder and to make certain other changes on July 22, 1996, and again on July 21, 1997 (as so modified, the "1994 Plan"). The Company's 1998 Stock Incentive Plan, as amended and restated ( the "1998 Plan"), was adopted by the Company's shareholders on September 29, 1998. The 1994 Plan and the 1998 Plan are intended to provide additional incentive to certain employees, certain consultants or advisors and non-employee members of the Board of Directors to enter into or remain in the employ of the Company or to serve on the Board of Directors by providing them with an additional opportunity to increase their proprietary interest in the Company and to align their interests with those of the Company's shareholders generally through the receipt of options to purchase Common Stock that have been structured to comply with the applicable provisions of Section 16(b) of the Securities Exchange Act of 1934, as amended, and Rule 16b-3 thereunder. The 1994 Plan and the 1998 Plan provide for the grant of incentive stock options within the meaning of the Internal Revenue Code of 1986, as amended, and non-qualified stock options and the award of shares of Common Stock. The particular terms of each option grant or stock award are set forth in a separate agreement between the Company and the optionee or award recipient. The 1994 Plan and the 1998 Plan are administered by the administration committees appointed by the Board of Directors, which are currently comprised of
W. Ward Carey, Adolph S. Clausi and Richard M. Harris. The committees generally have the discretion to determine the number of shares subject to each award, and other applicable terms and conditions, including a grant's vesting schedule. The term of an option granted under the 1994 Plan could not be more than five years from the grant date and options generally terminate three months after an optionee ceases to be employed by the Company (twelve months in the case of death or disability). The 1994 Plan provided that no option may be granted under it after May 4, 1999.

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

No grants of options to purchase Common Stock were made during the year ended December 31, 2000 to Named Executive Officers.

The following table sets forth certain information concerning exercises by Named Executive Officers of options to purchase Common Stock during the year ended December 31, 2000 and the value as of December 31, 2000 of unexercised stock options held by Named Executive Officers as of such date.


                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                    YEAR AND FISCAL YEAR-END OPTION VALUES(1)

                                                                                                VALUE OF UNEXERCISED
                                                                    NUMBER OF SECURITIES           IN-THE-MONEY
                                                               UNDERLYING UNEXERCISED OPTIONS        OPTIONS AT
                                                                     AT DECEMBER 31, 2000        DECEMBER 31, 2000(1)
                                      SHARES                         --------------------        --------------------
                                     ACQUIRED      VALUE                           UNEXER-                      UNEXER-
        NAME                       ON EXERCISE   REALIZED($)        EXERCISABLE    CISABLE       EXERCISABLE     CISABLE
        ----                       -----------   ----------         -----------    -------      -----------    ---------

        Paul L. Devine                  0           0                 350,000        0             0               0
        Jose Saenz de Santa Maria       0           0                  45,000        0             0               0
        Antony E. Kendall               0           0                  95,000        0             0               0
        William R. Romig                0           0                 162,500        0             0               0


     (1) At December 31, 2000, the closing price of a share of Common Stock on the Nasdaq Small Cap Market was $0.50.


In April 2000 Antony Kendall was awarded a warrant to puchase 100,000 shares of Common Stock, with an exercise price of $0.75 per share. These warrants were unexercised as at December 31, 2000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Company's Compensation Committee during fiscal 2000 were Mr. Carey and Mr. Clausi, who served for the entire year and Mr. Harris who was elected to the committee in July 2000. None of Mr. Carey, Mr. Clausi or Mr. Harris were officers or employees of the Company or any of its subsidiaries during 2000. Except as disclosed under "Item 13 - Certain Relationships and Related Transactions," none of the members of the Compensation Committee nor any of their affiliates entered into any transactions with the Company during 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information, as of December 31, 2000, regarding the beneficial ownership of (i) each director, (ii) each of the Named Executive Officers, (iii) all executive officers and directors of the Company as a group and (iv) each person known to the Company to be a beneficial owner of more than 5% of the Company's outstanding Common Stock. The table also sets forth certain information as of December 31, 2000, regarding beneficial ownership of the Company's Series A Preferred Stock, each share of which is convertible into Common Stock and is entitled to the number of votes equal to the number of whole shares of Common Stock into which each such share is convertible. Except as set forth below, the shareholders named below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                                          SHARES               PERCENT
                                        BENEFICIALLY             OF
NAME OF BENEFICIAL OWNER                  OWNED (1)          COMMON STOCK
------------------------                  ---------          ------------
Lancer Partners, L.P.                   5,988,505(2)            16.06%

GHM, Inc.                               4.870,487(3)            12.56%

Joseph Giamanco                         3,727,412(4)             9.61%

Mrs Wayne Close                         2,992,307(5)             6.82%

Paul L. Devine                            720,916(6)             1.92%

W. Ward Carey                             162,175(7)                *

Adolph S. Clausi                          130,625(8)                *

Richard M Harris                           50,000(9)                *

Antony E. Kendall                         196,000(10)               *

William R. Romig                          165,000(9)                *


Directors and executive officers
  as a group (7 persons)                1,422,216(11)             3.73%

Total number of shares outstanding     37,280,951               100.00%
  common

Shares of common stock issuable upon
 conversion of Series A Preferred           6,666(12)               *

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

(3) Includes 1,500,000 shares of Common Stock that may be acquired by exercising warrants. The address for GHM, Inc. is 74 Trinity Place, New York, NY 10006

(4) Includes 1,500,000 shares of Common Stock that may be acquired by exercising warrants. Mr Giamanco is a controlling shareholder in GHM, Inc. The address for Mr Giamanco is c/o GHM, Inc., 74 Trinity Place, New York, NY 10006.

(5) Includes 40,000 shares of Common Stock held jointly by two family members. Also includes 278,571 shares of Common Stock that may be acquired by exercising warrants. The address for Mrs. Close is c/o Marcus J. Williams Esq., Davis Wright Tremaine, LLP, Suite 2300, 1300 SW Fifth Avenue, Portland, OR 97201-5682.

(6) Includes 350,000 shares of Common Stock that may be acquired by exercising options. The address for Mr. Devine is c/o the Company, 2 International Plaza, Suite 245, Philadelphia, PA 19113-1507.

(7) Includes 109,375 shares of Common Stock issuable upon exercise of options. Also includes 5,000 shares of Common Stock owned by Mr. Carey's wife, as to which he disclaims beneficial ownership.

(8) Includes 115,625 shares of Common Stock issuable upon exercise of options.

(9) Amount shown represents shares of Common Stock that may be acquired by exercising options

(10) Includes 95,000 shares of Common Stock that may be acquired by exercising options and 100,000 shares of Common Stock that may be acquired by exercising warrants.

(11) Includes 882,500 shares of Common Stock that may be acquired by exercising options and 100,000 shares of Common Stock that may be acquired by exercising warrants.

(12) As of December 31, 2000 there were a total of 10,000 shares of Series A Preferred Stock outstanding, beneficially held as follows: 5,000 or 50% held by J. Matthew Dalton, whose address is 1232 W. George Street, Chicago, IL 60657; and 5,000 or 50% held by Verne Scazzero, whose address is 1414 South Prairie Ave., Chicago, IL 60605.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 1999, Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company on a short-term basis a revolving credit facility in an amount of up to $500,000, of which $100,000, excluding unpaid interest, is outstanding as of the date of this Annual Report. The Company's obligations under this facility are unsecured, and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum. The Company's Chairman has agreed to defer repayment of the remaining balance owed to him until such time as the Company is able to do so.. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by Mr. Devine in connection with advancing funds to the Company under this facility.

The Company from time-to-time has granted to certain of its non-employee directors a number of options to purchase shares of Common Stock upon the initial election of such director to the Company's Board of Directors to provide incentive for a high level of dedication in the future and to align the interests of such directors with the interests of the Company's shareholders. On March 28, 2000, the Company granted, under the 1998 Plan, to each of Adolph S. Clausi and W. Ward Carey options to purchase 50,000 shares of Common Stock at $2.475, an exercise price which represented 110% of the closing price of the Common Stock on the date of grant. On September 8, 2000, the Company granted Richard M. Harris, under the 1998 Plan,options to purchase 50,000 shares of Common Stock at $1.0312, an exercise price which represented 110% of the closing price of the Common Stock on the date of grant. Such options were fully vested as of the date of grant.

In December 1999 two investment funds affiliated with the Company granted the Company a credit facility of $3,500,000, which amount was fully drawn as at December 31, 2000 and 1999. The facility carries a stated interest at the rate of 12% per annum and is secured by a pledge of certain assets of the Company. In connection with this facility, the Company issued two million shares of Common Stock (valued at $1,188,000) and issued a warrant to acquire 350,000 shares of Common Stock at an exercise price of $0.50 per share (such warrant having a fair value of $161,000). In May 2000, the Lenders agreed to defer the repayment date until September 2000, as well as agree to other changes in the terms of the facility. In connection with this restructuring, the Company issued an aggregate of one million shares of Common Stock to the Lenders and 150,000 shares of Common Stock to a third party which participated in the negotiation of the restructuring. Based on the market value at the date of issuance, the shares had a value of $1,725,000. Such value was recorded as deferred debt costs on the balance sheet under prepaid expenses and other current assets and was amortized into interest expense over the life of the initial debt agreement. This amortization was complete as at September 30, 2000. In August 2000, the lenders agreed to further restucture the facility, including to defer repayment until December 2000. Under this agreement, the Company issued an aggregate of 1,200,000 shares of Common Stock to the Lenders and 160,000 shares of Common Stock to a third party which participated in the negotiation of the restructuring. The value of the shares ($1,186,250) was amortized into interest expense over the life of the agreed restructuring. In November 2000, the facility was again restructured, including to defer repayment until March 2001. Under this latest agreement, 600,000 shares of Common Stock ($412,500, based on the market value as at December 1, 2000) will be issuable and were charged into interest expense in December 2000. In addition, further shares will be issuable in January 2001 and February 2001 (600,000 shares and 650,000 shares respectively). These will be charged into interest expense in those periods, based on the market value at those times. Subsequent to the year end, repayment has been deferred again to May 2001. As of December 31, 2000, the effective interest rate of this facility, after including all of the debt issue costs, including the value of the stock and warrants issued, is approximately 145%.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS

See index to Financial Statements at page 34.


REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the three months ended December 31, 2000.















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

10.2 Agreement for the sale and purchase of the entire issued share capital of Bakery Packaging Services

EXHIBIT
NUMBER  DESCRIPTION
------  -----------

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

EXHIBIT
NUMBER  DESCRIPTION
------  -----------

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

                                 EPL TECHNOLOGIES, INC.

Date: March 30, 2001               /S/ Paul L. Devine
                                   --------------------------------
                                   Paul L. Devine
                                   Chairman and President
                                   Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities on the dates indicated.

Date: March 30, 2001               /S/ Paul L. Devine
                                   --------------------------------
                                   Paul L. Devine
                                   Chairman and President
                                   (Principal Executive Officer)

Date: March 30, 2001               /S/Timothy B. Owen
                                   ----------------------------
                                   Timothy B. Owen
                                   (Principal Financial and Accounting Officer)

Date: March 30, 2001               /S/ Adolph S. Clausi
                                   ------------------------------
                                   Adolph S. Clausi
                                   Director

Date: March 30, 2001               /S/ W. Ward Carey
                                   ------------------------------
                                   W. Ward Carey
                                   Director

Date: March 30, 2001               /S/ Richard M. Harris
                                   -------------------------------
                                   Richard M. Harris
                                   Director