Form 10-Q
period 2001-03-31
EPL TECHNOLOGIES INC
filed 2001-05-15
CIK 945269

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                      For the Quarter Ended MARCH 31, 2001

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the transition period from _____ to _____


                        Commission File Number: 001-15333


                             EPL TECHNOLOGIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                        84-0990658
------------------------                 ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


                        2 INTERNATIONAL PLAZA, SUITE 245
                                PHILADELPHIA, PA                     19113-1507
                    ----------------------------------------         ----------
                    (Address of principal executive offices)         (Zip Code)

                                 (610) 521-4400
                              --------------------
                     (Telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      [X] Yes                     [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               39,275,814 shares of $0.001 par value common stock
                       outstanding as of April 30, 2001.

                             EPL TECHNOLOGIES, INC.

                                      INDEX

                                                                               Page
                                                                               ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             A.  CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF MARCH 31, 2001 AND DECEMBER 31, 2000                      1

             B.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000              2

             C.  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000              3

             D.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS            4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.                                    9


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK             15



                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                      16

         SIGNATURES.                                                            17

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             MARCH 31,          DECEMBER 31,
                                                                               2001                 2000
                                                                           ------------         ------------
                                                                                                      *
                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                 $    126,367         $    166,041
 Restricted cash - current                                                      362,845              382,570
 Accounts receivable, net                                                     3,511,596            4,535,696
 Inventories                                                                  2,562,018            2,926,741
 Prepaid expenses and other current assets                                    1,098,746              974,542
                                                                           ------------         ------------
        Total Current Assets                                                  7,661,572            8,985,590
                                                                           ------------         ------------

PROPERTY AND EQUIPMENT, Net                                                   5,445,451            5,913,578
                                                                           ------------         ------------

OTHER ASSETS
 Patents, net                                                                   642,942              671,061
 Goodwill                                                                     1,637,395            1,720,405
 Other intangibles, net                                                         106,804              114,532
 Restricted cash-non current                                                    450,450              443,871
 Deferred debt costs                                                                  0              785,181
 Other noncurrent assets                                                        112,015               90,895
                                                                           ------------         ------------
        Total Other Assets                                                    2,949,606            3,825,945
                                                                           ------------         ------------

      TOTAL ASSETS                                                         $ 16,056,629         $ 18,725,113
                                                                           ============         ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable                                                          $  6,979,231         $  7,453,260
 Accrued expenses                                                             3,047,872            2,504,542
 Other liabilities                                                            2,106,966            2,444,060
 Deferred gain on sale-leaseback, current portion                               322,107              322,107
 Short term revolving credit facilities with related parties                  3,932,860            3,600,060
 Short term convertible debt                                                  1,000,000            1,000,000
 Current portion of long-term debt and short term credit facilities           5,717,704            6,425,682
                                                                           ------------         ------------
        Total Current Liabilities                                            23,106,740           23,749,711
LONG TERM DEBT                                                                1,172,949            1,267,071
DEFERRED GAIN ON SALE-LEASEBACK, NONCURRENT PORTION                           1,238,555            1,334,040
DEFERRED INCOME TAXES                                                           285,454              259,945
                                                                           ------------         ------------
        Total Liabilities                                                    25,803,698           26,610,767
                                                                           ------------         ------------

SHAREHOLDERS' DEFICIT
 Convertible Series A Preferred Stock                                            10,000               10,000
 Convertible Series E Preferred Stock to be issued                              650,000                    0
 Common Stock                                                                    39,488               37,492
 Additional paid-in capital                                                  71,013,534           69,136,145
 Accumulated deficit                                                        (80,242,618)         (76,079,646)
 Treasury stock, at cost                                                       (138,160)            (138,160)
 Accumulated other comprehensive loss                                        (1,079,313)            (851,485)
                                                                           ------------         ------------
        Total Shareholders' Deficit                                          (9,747,069)          (7,885,654)
                                                                           ------------         ------------

      TOTAL LIABILITY AND SHAREHOLDERS' DEFICIT                            $ 16,056,629         $ 18,725,113
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

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  Three Months Ended
                                                                       March 31,
                                                                       ---------
                                                               2001                2000
                                                            -----------         -----------
Sales                                                       $ 5,258,997         $ 6,052,123

Cost of sales                                                 4,603,371           5,519,881
                                                            -----------         -----------

Gross profit                                                    655,626             532,242

OPERATING EXPENSES:
  Selling, general and administrative expenses                1,522,904           2,169,882

  Research and development costs                                195,739             323,723

  Gain on sale of fixed assets                                  (85,035)            (93,540)

  Insurance proceeds                                           (185,952)                  0

  Depreciation and amortization                                 393,281             522,655
                                                            -----------         -----------

LOSS FROM OPERATIONS                                         (1,185,311)         (2,390,478)

Interest expense, net                                         2,775,152           1,343,523
                                                            -----------         -----------

LOSS BEFORE INCOME TAX EXPENSE                               (3,960,463)         (3,734,001)

Income tax expense                                               25,509              28,062
                                                            -----------         -----------

NET LOSS                                                    $(3,985,972)         (3,762,063)

Accretion, discount and dividends on preferred stock            177,000             539,745
                                                            -----------         -----------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                   $(4,162,972)        $(4,301,808)
                                                            ===========         ===========

Loss per common share - basic and diluted                   $     (0.11)        $     (0.14)
                                                            ===========         ===========

The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                               March 31,
                                                                               ---------
                                                                       2001                2000
                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      ($3,985,972)        ($3,762,063)
     Adjustments to reconcile net loss to net cash
        used in operating activities
          Amortization of debt issue costs                           2,229,106             856,257
          Depreciation and amortization                                393,281             522,655
          Amortization of deferred profit                              (85,035)            (93,540)
          Expenses paid with warrants for common stock                  86,188             480,011
                                                                   -----------         -----------
                                                                     2,623,540           1,765,383

     Changes in assets and liabilities                               1,176,183            (989,769)
                                                                   -----------         -----------
        Net cash used in operating activities                         (186,249)         (2,986,449)
                                                                   -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                          (29,121)         (1,188,514)
                                                                   -----------         -----------
        Net cash used in investing activities                          (29,121)         (1,188,514)
                                                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from new equity                                      650,000
     Proceeds from short term debt                                     365,000           3,325,000
     Repayment of short term debt                                     (740,178)
     Proceeds of long term debt                                                          1,037,086
     Repayment of long term debt                                       (94,122)            (73,443)
                                                                   -----------         -----------
        Net cash provided by financing activities                      180,700           4,288,643
                                                                   -----------         -----------

EFFECT OF EXCHANGE RATE ON CASH                                         (5,004)           (354,829)

DECREASE IN CASH AND CASH EQUIVALENTS                                  (39,674)           (241,149)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           166,041           1,493,231
                                                                   -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   126,367         $ 1,252,082
                                                                   ===========         ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING ACTIVITIES:
     Accretion of warrants, discount, increased value and
        issuance costs related to preferred stock                  $   177,000         $   540,000
     Issuance of warrants to lenders and consultants               $    25,300         $   480,000
     Issuance of warrants in connection with raising equity        $   291,200
     Issuance of common stock for settlement of liabilities        $    83,800
     Issuance of common stock in exchange for debt costs           $ 1,362,500

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

         The financial information has been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly it does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. Moreover, the results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. At this stage of the Company's development, month-to-month and quarter-to-quarter anomalies in operating results should be expected. This information must also be read in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


NOTE 2 - OPERATIONS AND FINANCING

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

         The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support the Company's cost structure, and the financial statements have been prepared on that basis. Historically, the Company's revenues have not been sufficient to fund the Company's operations, and thus it has had to finance its operating losses externally principally through equity and debt financing. Based on the losses in recent years and the accumulated deficit and negative working capital as at December 31, 2000, the Company's independent public auditors included a going concern uncertainty paragraph in their audit report accompanying the Company's 2000 Consolidated Financial Statements.

         To address the current financial situation, the Company has undergone a number of operational improvements as well as made significant investments in development and marketing activities related to its various processing technology businesses and packaging businesses in 2000, which the Company's management believes will improve cash flows from operations. The Company expects that the following, amongst others, should contribute to an improvement in the financial performance of the Company in the year 2001 and beyond, although there can be no assurance that such will in fact be the case: (i) the decision by the Company's management at the end of 2000 to discontinue corn operations under its previous format, (see below), (ii) the agreement with Reser's for Reser's to process and supply EPL Food with all of EPL Food's fresh-cut potato requirements and the relocation during 2000 of its potato processing to Reser's Pasco, Washington facility, which operations are currently under review, (iii) further exploitation of the Company's processing technologies, especially focusing on the licensing arrangement with Monterey Mushrooms for fresh mushrooms, and (iv) further exploitation of the Company's perforating technologies, as evidenced by the new orders gained in produce packaging in the U.K. during 2000, together with the various applications development projects currently in progress.

         However, the Company will be required to seek additional and longer-term debt or equity financing to fund operating requirements in 2001 and repay and/or refinance existing short-term debt. In this regard, the Company is currently exploring a number of options to raise additional capital. This includes seeking additional equity, as well as long-term debt. Subsequent to the year end, the Company has entered into an agreement with an institutional investor to raise $5 million in new convertible preferred stock, which is expected to close in the second quarter of 2001. The Company has engaged an outside adviser to assist in its attempts to obtain long term financing. The cost of such additional financing arrangements may not be acceptable to the Company and could result in significant dilution to the Company's existing shareholders. No assurances can be given that the Company will be successful in raising additional capital and failure to raise such capital, if needed, could have a material adverse effect on the Company's business, financial condition and results of operations.


NOTE 3  - INVENTORIES

Inventories consisted of the following:

                                    March 31, 2001        December 31, 2000
                                    --------------        -----------------
Raw Materials and Supplies             $ 1,413,578           $ 1,410,928
Finished Goods                           1,148,440             1,515,813
                                      ------------          ------------

     Total Inventories                 $ 2,562,018           $ 2,926,741
                                       ===========           ===========

NOTE 4 - NOTES PAYABLE

         In 1999, Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company, on a short term basis, a revolving credit facility in an amount up to $1,000,000. At March 31, 2001, $67,860, of this credit facility was outstanding, excluding interest. The Company's obligations under this facility are unsecured and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum. Mr Devine has agreed to defer repayment of the remaining balance owed to him until such time as the Company is able to do so. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by Mr. Devine in connection with advancing funds to the Company under this facility.

         In December 1999 two investment funds affiliated with the Company granted the Company a credit facility of $3,500,000, which amount was fully drawn as at March 31, 2001 and December 31, 2000. The facility carries a stated interest at the rate of 12% per annum and is secured by a pledge of certain assets of the Company. In connection with this facility, the Company issued two million shares of Common Stock and issued a warrant to acquire 350,000 shares of Common Stock at an exercise price of $0.50 per share. In May and August 2000, the Lenders agreed to defer the repayment date, as well as agreed to other changes in the terms of facility. Under this restructuring, the Company issued a total of 2,200,000 shares of Common Stock to the Lenders and 310,000 shares of Common Stock to a third party which participated in the negotiation of the restructuring. The market value on the dates of issuance was $2,911,250, which was amortized into interest expense over the life of the agreed restructuring. In November 2000, the facility was again restructured, including to defer repayment until March 2001. Under this latest agreement, a further total of 1,850,000 shares were issued in March 2001, and charged into interest expenses during the period December 2000 to February 2001, based on the market value at those times (a total value of $1,362,500). Subsequent to the year end, repayment has been deferred again to May 2001, as a result of which a total of 1,100,000 shares became issuable in March 2001 (with a value of $481,250), and in April 2001 a further total of 550,000 shares became issuable, with a value of $343,750. In addition, interest continues to be accrued and will be paid upon repayment of the debt balance. Repayment has been subsequently deferred again until July 2001, as a result of which further shares may become issuable. As of March 31, 2001, the effective interest rate of this facility, after including all of the debt issue costs, including the value of the stock and warrants issued, was approximately 135%.

         In February and March 2000, the Company, in a series of transactions, borrowed from individual investors $3,175,000 for a period of 12 months. The loans, which are unsecured, carry interest at the rate of 10% per annum. In connection with these loans, the Company issued warrants to acquire a total of 1,637,500 shares of Common Stock at an exercise price of $1.00 per share. The fair value of the warrants ($4,711,000) has been amortized into interest expense over the life of the debt. During the first quarter and subsequently, agreement has been reached to extend the repayment date on this balance for a period up to 90 days. Interest will continue to accrue at a rate of 10% per annum. In consideration for this extension, warrants to purchase 6,000 shares of Common Stock per $100,000 will be issued. In addition, a one-time finance charge of 3% of the outstanding capital balance has been agreed, which will be paid in shares of common stock. This additional charge has been expensed into interest expense during the first quarter of 2001. The fair value attributable to the additional warrants will be amortized into interest expense over the extension period.

         In November 2000 the Company obtained a loan from an institutional investor totaling $1,000,000. The loan, which is secured on the assets of EPL Flexible Packaging, Inc., excluding inventory, is for a period of 6 months and bears interest at 10% per annum. The loan is convertible into shares of Preferred Stock upon request. These shares of Preferred Stock would have a coupon of 10% per annum and are in turn convertible into shares of Common Stock at a conversion price of $1.00 per share. The loan agreement provides for the conversion terms to be amended if the Company undertakes a major financing (as defined by the loan agreement) on more favorable terms. To date no such financing has been completed. In connection with this loan the Company issued warrants to acquire a total of 400,000 shares of Common Stock at an exercise price of $1.00 per share. Given that this loan can be converted immediately, the fair value of the warrants ($204,000) has been charged into interest expense upon issuance. The effective interest rate of this facility, assuming the loan is not converted and after including the value of the warrants issued, is approximately 51%.

         In January 2001, the Company obtained a loan from a director of the Company in the amount of $65,000. This loan, which is unsecured, is for a period of six months and carries interest at the rate of 10% per annum. In connection with this loan, the Company issued warrants to acquire a total of 65,000 shares of Common Stock at an exercise price of $0.50 per share. The fair value of the warrants ($25,350) is being amortized into interest expense over the life of the debt.

         Also in January 2001, the Company obtained a loan from an investor holding over 5% of the outstanding Common Stock, in the amount of $300,000. This loan, which is unsecured, is for a period of six months and carries interest at the rate of 10% per annum. In connection with this loan, the Company is due to issue 400,000 shares of Common Stock. The market value of the shares ($325,000) is being amortized into interest expense over the life of the debt.

         Interest charged in relation to related party loans totaled approximately $114,000 for the three months ended March 31, 2001. The interest payable at March 31, 2001 was approximately $364,000, and is included within accrued expenses on the Company's balance sheet.


NOTE 5 - CONVERTIBLE PREFERRED STOCK

         The Company's 10% Series A Convertible Preferred Stock (the "Series A Stock"), which has been issued up to its authorized limit of 3,250,000, was issued at a price of $1.00 per share, with each share of Series A Stock carrying the option to convert into common shares at a rate of $1.50 per share. The Series A Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series A Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares ($1.50 per share) at the Company's option (dividends in arrears at March 31, 2001 totaled $1,424,768). During the three months ended March 31, 2001, no shareholder holding shares of Series A Stock elected to exercise their right of conversion, leaving 10,000 shares of Series A Stock outstanding at March 31, 2001.

         The Company also had Series B and Series C Preferred Stock, all of which were converted during 1997 and 1998 respectively. The Series B Stock carried a dividend of 10% per annum, payable in cash and/or shares ($9.40 per share) at the Company's option. The outstanding dividends on the Series B Stock at March 31, 2001 totaled $270,092. The outstanding dividends on the Series C Stock at March 31, 2001 totaled $49,239.

         During 1997, the Company issued a further 12,500 shares of Board Designated Preferred Stock - designated Series D Convertible Preferred Stock - at an aggregate consideration, before associated costs and expenses, of $12,500,000, to three new institutional investors (the "Series D Stock"). During 1999 all of the remaining Series D Stock was converted.

         During the three months ended March 31, 2001, the Company received $650,000 in connection with the issuance of 650 shares of Series E Convertible

Preferred Stock (the "Series E Stock"). This stock, which was issued subsequent to the end of the quarter, carries a dividend of 10% per annum, payable in cash/or shares at the Company's option. It is convertible into shares of Common Stock at a fixed conversion rate of $0.65 per share, and comes equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series E Stock is entitled to a preference over the common shares upon the liquidation of the Company.

NOTE 6 - ISSUANCE OF COMMON STOCK

         A total of 1,994,863 shares of Common Stock were issued, in transactions not involving a public offering under the Securities Act of 1933, as amended, during the three months ended March 31, 2001. Thus a total of 39,275,814 shares of Common Stock were outstanding at March 31, 2001 (December 31, 2000 - 37,280 951), excluding the 210,610 shares held as Treasury Stock. Of the total shares issued in the quarter, 1,650,000 shares of Common Stock were issued to the Lenders in connection with the restructuring of the credit facility as detailed in Note 4 above and 200,000 shares of Common Stock to a third party which participated in the negotiation of the restructuring. The value of these shares ($1,362,500) was amortized as interest expense over the then remaining period of the facility. Additionally, 144,863 shares of Common Stock were issued in settlement of liabilities totaling approximately $83,800.

         At March 31, 2001, the Company had 1,500,000 shares issuable in connection with various financing agreements (See Note 4). The earned value of these shares ($643,250) has been recorded in additional paid in capital.

NOTE 7 - ISSUANCE OF WARRANTS AND OPTIONS

         During the three months ended March 31, 2001, no new options were granted. During the same period, the Company issued warrants to acquire 300,000 shares of Common Stock in relation to the conversion of the Series D Stock, which conversion was completed in December 1999. After the expiration of each 30 day period, warrants to purchase a further 100,000 shares of Common Stock will be due to be issued, at an exercise price of $0.52 per share, until such time as the shares of Common Stock issued upon conversion of the Series D Stock are registered. The value ascribed to these warrants ($167,000) was amortized to accretion, discount and dividends in the first quarter of 2001. The Company also granted further warrants to acquire 404,000 shares of Common Stock in relation to equity raised in prior periods. The value of these warrants ($291,240) was charged against additional paid in capital in the first quarter of 2001. As mentioned in Note 4 above, warrants to acquire 65,000 shares of Common Stock were issued during the first quarter of 2001 in relation to a new note payable. The fair value of these warrants ($25,350) will be amortized into interest expense over the initial six month life of the note.

         At March 31, 2001, the Company had warrants outstanding and exercisable to purchase 10,743,114 shares of Common Stock at a weighted average price of $1.29 per share (9,974,114 shares at a weighted average price of $1.35 at December 31, 2000). In addition, at March 31, 2001, the Company had 1,713,125 options outstanding and exercisable to purchase shares of Common Stock at a weighted average price of $7.52 per share (2,032,125 shares at a weighted average price of $7.60 at December 31, 2000).

         At March 31, 2001, the Company had 200,000 warrants issuable in connection with the conversion of the Series D Stock. The value of these warrants ($100,000) has been recorded in additional paid in capital.

NOTE 8 - NET LOSS PER COMMON SHARE

         Net loss per common share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares and common shares outstanding during the period. For the periods ended March 31, 2001 and 2000, the potential common shares have an antidilutive effect on the net loss per common share for common shareholders.

NOTE 9 - COMPREHENSIVE LOSS

         The total comprehensive loss for the three months ended March 31, 2001 and 2000 was $4,213,800 and $4,116,892 respectively. The adjustment to arrive at the total comprehensive loss for each period consists of foreign currency translation.


NOTE 10 - INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

         The Company is a leading developer and marketer of integrated produce systems solutions specifically designed to address the needs of the rapidly growing market for fresh-cut produce. These products fall into two major classifications: processing technologies and related activities, and packaging materials. Processing technologies are designed to inhibit the enzymatic degradation that causes fruits and vegetables to begin to deteriorate immediately after processing and are sold primarily in the United States. This category also includes activities of the Company's fresh- cut potato products (2000 also includes fresh-cut corn products), as well as provision of scientific and technical services in the United States. The Company's produce packaging business involves perforating, converting and printing of flexible packaging, including technologies and processes that are proprietary to the Company, which are marketed in North and South America, the United Kingdom and Continental Europe.

         The following table summarizes the Company's financial information by industry segment.

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                            2001                2000
Sales:
   Processing technologies and related activities        $   252,235         $   590,616
   Packaging materials                                     5,006,762           5,461,507
                                                         -----------         -----------

          Total sales                                    $ 5,258,997         $ 6,052,123
                                                         ===========         ===========


Loss from Operations:
   Processing technologies and related activities        $(1,004,650)        $(2,173,418)
   Packaging materials                                      (180,661)           (217,060)
                                                         -----------         -----------

          Loss from operations                           $(1,185,311)        $(2,390,478)
                                                         ===========         ===========

NOTE 11 - INSURANCE PROCEEDS

         As discussed more fully in the Company's consolidated financial statements for the year ended December 31, 2000, the Company's Spanish subsidiary Fabbri was hit by floods at the end of 2000. Insurance claims have been filed, currently in excess of $1,000,000. While a damage claim for approximately $330,000 has been made and recorded in the Company's consolidated financial statements as of and for the year ended December 31, 2000, amounts for the business interruption claims are only recorded when the claims are settled and received. During the three months ended March 31, 2001 quarter, approximately $186,000 was received and has been recorded separately in the Company's income statement. The majority of costs associated with this claim have been recorded within cost of sales.

NOTE 12 - CLOSURE OF CORN OPERATIONS

         In December 2000, management decided to cease the operations of its corn business, previously carried out through its Newcorn Co LLC (Newcorn) affiliate. As a result, in the year ended December 31, 2000, the Company wrote down the value of the inventory and fixed assets at Newcorn to their estimated net realizable values. In addition, a charge for various exit costs was made, totaling $947,000. During the three months ended March 31, 2001, approximately $260,000 of this provision was utilized.


NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those statements at fair value. This statement was adopted by the Company effective January 1, 2001. The adoption of SFAS No 133 had no impact on the Company's consolidated financial position or results from operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company is a leading developer, manufacturer and marketer of packaging technologies, which include a range of proprietary perforated products, as well as proprietary produce processing technologies and scientific and technical services. These products and services are designed to maintain the quality and integrity of fresh-cut produce, as well as address a number of other markets. The Company designs and markets products to address the specific needs of a variety of fresh-cut produce categories. The foundation of the Company's systems solutions is its proprietary produce processing technology, which inhibits the natural enzymatic degradation of fruits and vegetables after they have been processed. Fresh-cut fruits and vegetables that are treated with the Company's proprietary processing aids better maintain their natural characteristics such as color, texture, taste and smell. The use of the Company's processing technologies allows for increased availability of certain fresh-cut produce products, such as sliced apples, potatoes and corn. The Company has concluded that the use of the Company's processing aids, in accordance with the Company's recommended protocols, is "generally recognized as safe" ("GRAS") under FDA regulations. The Company also uses a variety of film technologies to create packaging specifically designed to address the particular post harvest needs of specific vegetables. The Company markets these packaging products to produce growers and processors. The Company has launched major initiatives to seek to maximize the opportunities for its range of perforated products. These products are marketed for use in pharmaceutical, bakery, snackfood, consumer goods, healthcare, confectionery and industrial markets.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Sales. Sales decreased from $6,052,000 in the three months ended March 31, 2000 to $5,259,000 in the three months ended March 31, 2001, a decrease of $793,000 or 13%. Sales of processing technologies and related activities decreased from $590,000 in the three months ended March 31,2000 to $252,000 in the three months ended March 31, 2001, a decrease of $338,000 or 57%. Of this decline, 81% was due to a reduction in sales of corn products as detailed below. Sales of US packaging materials decreased from $941,000 in the three months ended March 31, 2000 to $778,000 in the three months ended March 31, 2001, a decrease of $163,000 or 17%. Sales of UK packaging materials increased from $2,835,000 in the three months ended March 31, 2000 to $3,236,000 in the three months ended March 31, 2001, an increase of $401,000 or 14%. Sales of European packaging materials fell from $1,686,000 in the three months ended March 31, 2000 to $993,000 in the three months ended March 31, 2001, a decrease of $693,000 or 41%.

         The decrease in sales of processing technologies and related activities was mainly due to the lower sales revenue from fresh-cut corn sold through the Company's majority-owned affiliate, Newcorn, in the first quarter of 2001, and accounted for approximately 81% ($273,000) of the decline in this business segment. As discussed more fully in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, at the end of 2000 the management decided that it was appropriate to discontinue its corn operations under its previous format. Accordingly, there was no revenue from fresh-cut corn in the first quarter of 2001.

         Most of the remaining fall in this segment was due to lower sales from microbiological testing work. This follows the decision during the quarter to sell certain assets of the Company's Pure Produce subsidiary. This subsidiary was forecasting continued losses, and it was therefore believed to be more appropriate for it to function outside of the Company. Certain costs continued to be incurred during the first quarter of 2001, and therefore the full benefit of this action will not be seen until the second quarter of 2001 onwards.

         There was also a fall in the sales of fresh-cut potato products, although the revenue in this area is not material to the group as a whole. The Company is currently reviewing its options in relation to this activity, given the Company's stated objective of achieving group operational profitability.

         These decreases were offset by an increase in revenue from processing technologies, mainly as a result of the announcement in early 2000 of an exclusive licensing arrangement with Monterey Mushrooms for its Mushroom Fresh(R) processing technology. During the last few months, the Company has been discussing the nature of its licensing relationship with Penn State University. These discussions were precipitated by Penn State's claim that the Company had breached certain of its obligations under the license with them (a claim the Company believes is without merit). However, the Company has agreed to consider Penn State's proposal to terminate the license and enter into a new non-exclusive license covering the same technology, which modified license the Company believes will not have a material adverse effect on its ability to penetrate the fresh mushroom market. Subsequent to the end of the quarter, the Company informed Penn State that it had terminated the license agreement with them. In addition, during December, the license granted to Monterey Mushrooms was changed to become non-exclusive. Although such revenue is currently not material, the Company believes that these arrangements with Monterey Mushrooms will have a material contribution to processing technology revenue in 2001 and beyond, although there can be no assurance that this will be the case. The Company is also following up on potential opportunities for processing technologies and scientific and technical services in Europe.

         The decrease in U.S. packaging material sales was principally attributable to the adverse timing differences in shipments to large customers compared to the same period of 2000. The Company is currently engaged in discussions with a number of potential customers for new product applications and markets, especially in relation to the Company's proprietary perforating capabilities. These include applications in the consumer goods, produce, horticultural, bakery and pharmaceutical industries, amongst others. Some initial orders have been received during the first quarter of 2001. Should further such orders be forthcoming, the Company expects that such new business would make a material contribution to sales revenue in the balance of 2001 and onwards. There can be no assurance, however, that the Company will in fact obtain this business.

         Sales of U.K. packaging materials increased by 14% in U.S. dollar terms, but increased 28% in local currency terms. The increase was principally attributable to an increase in the sales of packaging to the produce industry. This increase is expected to become more noticeable as the year progresses and the volume of produce packaging increases. The Company is now the main supplier of produce packaging to processors supplying most of the main food retailers in the U.K., and this market segment now represents the largest single segment of the U.K. business. The Company believes that its efforts to change product mix represent a more stable foundation for sustainable and more profitable growth, although there can be no assurance that the Company will be successful in these efforts. The increase in sales of U.K. packaging materials is expected to continue during 2001 and beyond, although there can be no assurance that such additional revenue will be obtained. In addition, the Company's proprietary micro-perforating technology has enabled the Company to win new business in the area of cooked meat pastry products and the Company believes it is the market leader in this industry segment. There was a further decline in revenue from snack food packaging, continuing the Company's previously stated objective of reducing its historic dependency on this low margin area, and move to higher margin products. New business continues to be gained in the area of "breathable" packaging and the Company has recently increased its production capacity in this area to handle the forecast volume increase. Other applications are currently under development, which, if successful, could have a material impact on sales revenues in 2001, although there can be no assurance that this development will result in new business.

         The 41% decline in sales of European packaging materials was due mainly to (i) the impact of flood damage that occurred at the Fabbri factory in late October 2000, and (ii) an adverse movement in exchange rates when converting sales into U.S. dollars, which moved approximately 6% in the first quarter of 2001 as compared with the same period of 2000. It is anticipated that adverse currency conversion rates in the short term will affect Spanish sales as reported in US dollars as compared to the prior year period. The flood damage restricted Fabbri's sales revenues in the final two months of 2000. With a delay in the receipt of insurance proceeds, and with limited availability of capital, this restriction on sales revenue has continued into 2001 and is expected to adversely impact Fabbri's sales revenues at least through the first half of 2001. Once these issues have been resolved, Fabbri will look to integrate its activities more with the U.K. subsidiary, not only to leverage its scientific and technical knowledge base, but also to be able to offer customers a pan European service offering. This will also take advantage of the U.K.'s expertise in perforating.

         Gross Profit. Gross profit increased from $532,000 in the three months ended March 31, 2000 to $656,000 in the three months ended March 31, 2001, an increase of $124,000 or, as a percentage of sales, from 8.8% to 12.5%. The reported increase reflected the lack of losses in the corn operations in 2001, following the cessation of operations at the end of 2000. In addition, there was also a significant improvement in the results of the potato operations, following the completion at the end of the 2000 first quarter of the relocation of the potato processing facility to Reser's Pasco, Washington facility. There was also a further gain in the U.K. packaging margin, reflecting significant volume increases, resulting in improved economies of scale, as well as a continuing improvement in product mix. These gains were offset by a fall in the gross profit in European packaging, caused principally by the lower sales volumes, as well as additional impact of the floods which limited revenue generation, but where costs continue to be incurred. During the period, approximately $186,000 of these costs were reimbursed under business interruption claims, and have been recognized separately in the financial statements. Further monies are expected, but these will only be recognized upon receipt of such funds.

         In addition, the Company continues to accelerate the development of certain applications for its proprietary micro-perforating technology. These costs are primarily expensed as incurred and thus effectively understate the true operating gross profit. Although the benefits of this expense have started to contribute to incremental sales revenue and gross profit, it is expected to increase significantly in the U.K. and other areas as the Company moves forward with various projects, although there can be no assurance that such will be the case.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $2,170,000 in the three months ended March 31, 2000 to $1,523,000 in the three months ended March 31, 2001, a decrease of $647,000 or 30%. This decrease reflects (i) a reduction in overheads generally, including a reduction in professional fees and (ii) a reduction in overheads at the Company's corn operations following the cessation of operations at the end of 2000. The decrease was also despite an increase of $41,000 to $86,000 in non-cash charges relating to the amortization of the fair value of warrants issued.

         Research and Development Costs. Research and development costs decreased from $324,000 in the three months ended March 31, 2000 to $196,000 in the three months ended March 31, 2001, a decrease of $128,000 or 40%. This reduction reflects the reallocation of resources from development to application and execution, as well as lower costs following a reduction in headcount and lower costs following the sale of certain assets of the Company's Pure Produce subsidiary and the transfer of the associated activity. The Company continues to expense all development costs, whether product, market or sales related, in the year incurred, and thus costs are incurred prior to the benefits, if any, that may be expected to be realized from such expense.

         Gain on sale of fixed assets. As noted in the Company's 1999 consolidated financial statements, the Company completed a sale and leaseback of the land and building at its Spanish trading subsidiary, Fabbri, with an unrelated third party, in July 1999. The Company raised gross proceeds, before costs and taxes, of PTS800,000,000 (approximately $5,100,000). The Company expects to realize a total pretax profit of approximately $2,303,000 on this transaction. For financial reporting purposes, $85,000 of this total profit was recognized in the first quarter of 2001. The remaining balance will be recognized over the eight year life of the associated leaseback. The tax on this profit can be deferred for up to 10 years under Spanish tax rules.

         Depreciation and Amortization. Depreciation and amortization decreased from $523,000 in the three months ended March 31, 2000 to $393,000 in the three months ended March 31, 2001, a decrease of $130,000 or 25%. This is mainly as a result of the asset writedown in 2000 relating to the remaining fixed assets in the Company's corn operations.

         Insurance Proceeds. Insurance proceeds represent monies received during the 2001 first quarter in connection with the business interruption claim mentioned in Note 11 to the Company's condensed consolidated financial statements. These monies are only recorded in the Company's financial statements when the claims are settled and paid. The majority of the costs associated with business interruption claims have been recorded within cost of sales, without which the Company's gross profit would have been higher.

         Loss from Operations. Loss from operations decreased from $2,390,000 in the three months ended March 31, 2000 to $1,185,000 in the three months ended March 31, 2001, an improvement of $1,205,000 or 50%. The decrease in the loss was primarily due to a net decrease in total operating expenses, (selling, general and administrative expenses and research and development costs) which decreased $775,000 or 31% over the first quarter of 2000. In addition, there was an improvement in gross margin, despite the lower sales. Further improvements are expected in this regard, and management believes that the infrastructure costs can be further leveraged as sales continue to develop. Management believes that considerable progress continues to be made to exploit the commercial value of the Company's technologies and that the foundation for future sustainable growth has been considerably strengthened.

However, because all development costs are expensed as they are incurred, together with the fact that such expense is necessarily incurred before the benefits of increased sales and improved margins can be seen, the Company's financial results do not yet fully reflect this activity.

         Interest Expense. Interest charges rose from $1,344,000 in the first quarter of 2000 to $2,775,000 in the first quarter of 2001. This increase principally reflects additional finance charges arising from additional shares of Common Stock granted upon the restructuring of the facility with the Lenders as described in Note 4 to the Company's condensed, consolidated financial statements. In addition, there is a fair value provision in 2000 and 2001 for warrants granted in the first quarter of 2000 in connection with the debt financing completed in the first quarter of 2000. Of the total charges in the current quarter, $2,486,000 (90%) represented such non-cash charges.

         Accretion, Discount and Dividends on Preferred Stock. The accretion, discount and dividends on preferred stock decreased from $540,000 for the three months ended March 31, 2000 to $177,000 in the three months ended March 31, 2001, a decrease of $363,000 or 67%. The decrease was due to a lower adjustment in 2001 for the fair value of warrants issued during the first quarter of 2001, as compared with the fair value adjustment for warrants issued during the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCE

         The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has incurred net losses, exclusive of accretion, discount and dividends on preferred stock, of $7,781,366, $14,415,788 and $24,261,514 in 1998, 1999 and 2000, respectively, incurred cash losses from operations of $7,151,732, $6,045,420 and $8,192,543 in 1998, 1999 and 2000 respectively, had an accumulated deficit of $76,079,646 and had negative working capital of $14,764,121 as of December 31, 2000. For the three months ended March 31, 2001, the Company incurred a further net loss of $3,985,972, a cash loss from operations of $186,249 and had negative working capital at March 31, 2001 of $15,445,168. Within this negative working capital is approximately $4,175,000 of short term debt that is repayable during the second quarter of 2001. As explained more fully in Note 7 to the Company's consolidated financial statements, the Company has reached agreement to defer some of this for a period of up to 90 days, and is in discussions to defer repayment of the balance. Additionally, the Company's $1.0 million convertible debt is currently due for repayment at the end of May 2001. In addition, the Company was not in compliance with one of the asset covenants with the Bank of Scotland during the final quarter of 2000 and the first quarter of 2001, and consequently the loans may be called for repayment at any time. The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support the Company's cost structure. Historically, the Company's revenues have not been sufficient to fund the development of the Company's business, and thus it has had to finance its operating losses externally principally through equity financing.

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

         To address the current financial situation, the Company has undergone a number of operational improvements as well as made significant investments in development and marketing activities related to its various processing technology businesses and packaging businesses in 2000, which the Company's management believes will improve cash flows from operations. The Company expects that the following, amongst others, should contribute to an improvement in the financial performance of the Company in the year 2001 and beyond, although there can be no assurance that such will in fact be the case: (i) the decision by the Company's management at the end of 2000 to discontinue corn operations under its previous format, (see Note 3 to the Company's 2000 consolidated financial statements), (ii) the agreement with Reser's for Reser's to process and supply EPL Food with all of EPL Food's fresh-cut potato requirements and the relocation during 2000 of its potato processing to Reser's Pasco, Washington facility,
(iii) further exploitation of the

Company's processing technologies, especially focusing on the licensing arrangement with Monterey Mushrooms for fresh mushrooms, and (iv) further exploitation of the Company's perforating technologies, as evidenced by the new orders gained in produce packaging in the U.K. during 2000, together with the various applications development projects currently in progress.

         The Company will be required to seek additional and longer-term debt or equity financing to fund operating requirements in 2001 and repay and/or refinance existing short-term debt. In this regard, the Company is currently exploring a number of options to raise additional capital over and above that mentioned above. This includes seeking additional equity, as well as long-term debt. Subsequent to the year end, the Company has entered into an agreement with an institutional investor to raise $5 million in new convertible preferred stock, which is expected to close in the second quarter of 2001. The Company has engaged an outside adviser to assist in its attempts to obtain long term financing. The cost of such additional financing arrangements may not be acceptable to the Company and could result in significant dilution to the Company's existing shareholders. No assurances can be given that the Company will be successful in raising additional capital and failure to raise such capital, if needed, could have a material adverse effect on the Company's business, financial condition and results of operations.

         At March 31, 2001, the Company had $126,000 in unrestricted cash and short term investments, compared with $166,000 at December 31, 2000, a decrease of $40,000. In addition, the Company had $363,000 of restricted cash - current and $450,000 of restricted cash - noncurrent. During the three months ended March 31, 2001, $186,000 was used in operating activities and $29,000 was used in investing activities to purchase fixed assets. The decrease in cash used in operating activities of $2,800,000 in 2001 compared to 2000 reflects the reduced net loss attributable to cash items in 2001, together with a decrease in working capital.

         Total financing activities during the three months ended March 31, 2001 provided net cash of $181,000, compared with net cash provided of $4,289,000 in 2000. The generation in 2001 was primarily from the proceeds of new share issuances ($650,000) and short-term debt ($365,000) offset by repayment of short and long-term debt. In the same period of 2000, the Company had proceeds from short-term debt of $3,325,000 and long-term debt of $1,037,000, offset by repayments of long-term debt.

         As of March 31, 2001, the Company had fully drawn $568,700 under its line of credit with the Bank of Scotland, entered into by its subsidiary, EPL Technologies (Europe) Limited, which bears interest of 2% over bank base rate (5.50% as of March 31, 2001). The Company also has a short-term line of credit with the Bank of Scotland for up to approximately $2,132,000, subject to the level of receivables, which bears interest of 1.75% over bank base rate. At March 31, 2001, approximately $1,477,000 had been drawn under this facility. In conjunction with this new facility, the Company also has an additional short-term line of credit with the Bank of Scotland, carrying interest at 1.75% over bank base rate, under which the Company had drawn approximately $292,000 as of March 31, 2001. The lines of credit are collateralized by the assets of EPL Technologies (Europe) Limited and its subsidiaries. The debt agreements with the Bank of Scotland contain certain covenants applicable to the results of operations of these businesses which provide for maintenance of minimum asset levels and minimum earnings before interest and tax to external interest ratios. During the final quarter of 2000 and the first quarter of 2001, the Company was not in compliance with one of the asset covenants. Consequently the loans may be called for repayment at any time. To date, the bank of Scotland has not imposed any financial penalties for this non-compliance.

         The Company, through its subsidiary, EPL Flexible Packaging, Inc., has a short term credit facility of $100,000 with Old Second National Bank of Aurora, which facility was fully drawn at March 31, 2001. This facility is secured upon the inventory of EPL Flexible Packaging, Inc. and carries interest at a rate of 1.5% over the banks prime rate (6.75% as at March 31, 2001).

         Newcorn has two equipment financing loans with General Electric Capital Corporation ("GECC") and Santa Barbara Bank & Trust ("SBBT") secured by specifically identified capital assets. At March 31, 2001, approximately $242,000 and $190,000 were outstanding under the GECC and SBBT loans, respectively.

         Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company, on a short-term basis, a revolving credit facility. At March 31, 2001, approximately $67,900 was outstanding, excluding interest. The Company's obligations under this facility are unsecured and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum. The Company's Chairman has agreed to defer repayment of the remaining balance owed to him until the Company is able to do so.

         In December 1999 two investment funds affiliated with the Company granted the Company a credit facility of $3,500,000, which amount was fully drawn as at March 31, 2001 and December 31, 2000. The facility carries a stated interest at the rate of 12% per annum and is secured by a pledge of certain assets of the Company. In connection with this facility, the Company issued two million shares of Common Stock and issued a warrant to acquire 350,000 shares of Common Stock at an exercise price of $0.50 per share. In May and August 2000, the Lenders agreed to defer the repayment date, as well as agreed to other changes in the terms of facility. Under this restructuring, the Company issued a total of 2,200,000 shares of Common Stock to the Lenders and 310,000 shares of Common Stock to a third party which participated in the negotiation of the restructuring. The market value on the dates of issuance was $2,911,250, which was amortized into interest expense over the life of the agreed restructuring. In November 2000, the facility was again restructured, including to defer repayment until March 2001. Under this latest agreement, a further total of 1,850,000 shares were issued in March 2001, and charged into interest expenses during the period December 2000 to February 2001, based on the market value at those times (a total value of $1,362,500). Subsequent to the year end, repayment has been deferred again to May 2001, as a result of which a total of 1,100,000 shares became issuable in March 2001 (with a value of $481,250), and in April 2001 a further total of 550,000 shares became issuable, with a value of $343,750. In addition, interest continues to be accrued and will be paid upon repayment of the debt balance. Repayment has been subsequently deferred again until July 2001, as a result of which further shares may become issuable. As of March 31, 2001, the effective interest rate of this facility, after including all of the debt issue costs, including the value of the stock and warrants issued, was approximately 135%.

         In February and March 2000, the Company, in a series of transactions, borrowed from individual investors $3,175,000 for a period of 12 months. The loans, which are unsecured, carry interest at the rate of 10% per annum. In connection with these loans, the Company issued warrants to acquire a total of 1,637,500 shares of Common Stock at an exercise price of $1.00 per share. The fair value of the warrants ($4,711,000) has been amortized into interest expense over the life of the debt. During the first quarter and subsequently, agreement has been reached to extend the repayment date on this balance for a period up to 90 days. Interest will continue to accrue at a rate of 10% per annum. In consideration for this extension, warrants to purchase 6,000 shares of Common Stock per $100,000 will be issued. In addition, a one-time finance charge of 3% of the outstanding capital balance has been agreed, which will be paid in shares of common stock. This additional charge has been expensed into interest expense during the first quarter of 2001. The fair value attributable to the additional warrants will be amortized into interest expense over the extension period.

         In November 2000 the Company obtained a loan from an institutional investor totaling $1,000,000. The loan, which is secured on the assets of EPL Flexible Packaging, Inc., excluding inventory, is for a period of 6 months and bears interest at 10% per annum. The loan is convertible into shares of Preferred Stock upon request. These shares of Preferred Stock would have a coupon of 10% per annum and are in turn convertible into shares of Common Stock at a conversion price of $1.00 per share. The loan agreement provides for the conversion terms to be amended if the Company undertakes a major financing (as defined by the loan agreement) on more favorable terms. To date no such financing has been completed. In connection with this loan the Company issued warrants to acquire a total of 400,000 shares of Common Stock at an exercise price of $1.00 per share. Given that this loan can be converted immediately, the fair value of the warrants ($204,000) has been charged into interest expense upon issuance. The effective interest rate of this facility, assuming the loan is not converted and after including the value of the warrants issued, is approximately 51%.

         In January 2001, the Company obtained a loan from a director of the Company in the amount of $65,000. This loan, which is unsecured, is for a period of six months and carries interest at the rate of 10% per annum. In connection with this loan, the Company issued warrants to acquire a total of 65,000 shares of Common Stock at an exercise price of $0.50 per share. The fair value of the warrants ($25,350) is being amortized into interest expense over the life of the debt.

         Also in January 2001, the Company obtained a loan from an investor holding over 5% of the outstanding Common Stock, in the amount of $300,000. This loan, which is unsecured, is for a period of six months and carries interest at the rate of 10% per annum. In connection with this loan, the Company is due to issue 400,000 shares of Common Stock. The market value of the warrants ($325,000) is being amortized into interest expense over the life of the debt.

         At March 31, 2001, the Company had warrants outstanding and exercisable to purchase 10,743,114 shares of Common Stock at a weighted average price of $1.29 per share. In addition, at March 31, 2001, the Company had 1,713,125 options outstanding and exercisable to purchase shares of Common Stock at a weighted average price of $7.52 per share. At December 31, 2000, there were no material commitments for capital expenditures.

FORWARD-LOOKING STATEMENTS

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

         The Company derives its revenues from its subsidiaries which account in U.S. dollars, British pounds and Spanish pesetas. In 2000 the revenue generated from these sources amounted to $7,612,000 (27.4%), $14,194,000 (51%) and
$6,008,000 (21.6%) respectively. For the three months ended March 31, 2001, the revenue generated from these sources amounted to $1,030,000 (19.7%), $3,208,000 (61.3%) and $993,000 (19.0%) respectively. The total long-lived assets denominated in these currencies as at December 31, 2000 amounted to $2,319,000 (25.9%), $5,941,000 (66.4%) and $695,000 (7.7%) respectively. The exchange rate between the U.S. dollar and the British pound has historically been very stable, although the dollar rose during the second half of 2000. The U.S. dollar is approximately 11% higher in the first quarter of 2001 against the British pound, as compared with the same period in 2000. The Company does not believe that this is a significant exchange rate risk for the Company. The U.S. dollar rose against the Spanish peseta during 1999 and 2000, although it fell back at the end of 2000. Comparing the first quarter of 2001 against the same period in 2000, the U.S. dollar rose by approximately 6% against the Spanish peseta.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)       Exhibits

                  Exhibit 3.1 Amended and Restated Articles of Incorporation of EPL Technologies, Inc., as amended to date

                  Exhibit  11.0   Computation of Loss per share


         b)       Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EPL TECHNOLOGIES, INC.




Date:     May 14, 2001                /s/ Paul L. Devine
                                    -------------------------------------------
                                    Paul L. Devine
                                    Chairman and President
                                    (Principal Executive Officer)



Date:     May 14, 2001                /s/Timothy B. Owen
                                    -------------------------------------------
                                    Timothy B Owen
                                    (Principal Financial and Accounting Officer)