Form 10-Q
period 2001-06-30
EPL TECHNOLOGIES INC
filed 2001-12-04
CIK 945269

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                      For the Quarter Ended June 30, 2001

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
              For the transition period from ________ to ________


                       Commission File Number: 001-15333


                             EPL TECHNOLOGIES, INC.
                    ________________________________________
             (Exact name of registrant as specified in its charter)


              Colorado                                 84-0990658
       ________________________               ____________________________
       (State of incorporation)          (I.R.S. Employer Identification Number)


   237 LANCASTER AVENUE, SUITE 2002
              DEVON, PA                                   19333
       ________________________               ____________________________
        (Address of principal                           (Zip Code)
          executive offices)


                                 (610) 254-8600
                           _________________________
                    (Telephone number, including area code)

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


               45,583,525 shares of $0.001 par value common stock
                       outstanding as of October 31, 2001

                             EPL TECHNOLOGIES, INC.

                                     INDEX


                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          A.  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001
              AND DECEMBER 31, 2000                                          1

          B.  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
              THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000       2

          C.  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
              MONTHS ENDED JUNE 30, 2001 AND 2000                            3

          D.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS           4

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                              11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         20

                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION                                                  21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                  21

         SIGNATURES.                                                        22

PART I, ITEM 1

On November 19, 2001, the Company was advised by its independent accountant, Deloitte & Touche LLP, that it resigned, effective immediately. On November 27, 2001, the Company filed Form 8-K with the required disclosures under Item 4, "Change in Registrant's Certifying Accountant." The Company is actively seeking to engage a new independent accountant to serve as its auditor. The accompanying condensed consolidated financial statements have not been reviewed by an independent accountant, as required by Rule 10-01(d) of Regulation S-X. The Company will engage its new auditor to review the accompanying condensed consolidated financial statements upon appointment.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                              JUNE 30,         DECEMBER 31,
                                                                                2001               2000
                                                                           -------------       ------------
                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                   $    200,818        $    166,041
Restricted cash - current                                                        552,559             382,570
Accounts receivable, net                                                       4,230,830           4,535,696
Inventories                                                                    2,030,585           2,926,741
Prepaid expenses and other current assets                                      1,399,690             974,542
                                                                            ------------        ------------
     Total Current Assets                                                      8,414,482           8,985,590
                                                                            ------------        ------------
PROPERTY AND EQUIPMENT, Net                                                    5,107,151           5,913,578

OTHER ASSETS
Patents, net                                                                     614,823             671,061
Goodwill                                                                       1,554,295           1,720,405
Other intangibles, net                                                            99,076             114,532
Restricted cash-non current                                                            0             443,871
Deferred debt costs                                                                    0             785,181
Other noncurrent assets                                                          105,900              90,895
                                                                            ------------        ------------
     Total Other Assets                                                        2,374,094           3,825,945
                                                                            ------------        ------------
          TOTAL ASSETS                                                      $ 15,895,727        $ 18,725,113
                                                                            ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                            $  6,342,493        $  7,453,260
Accrued expenses                                                               3,773,785           2,504,542
Other liabilities                                                              1,997,187           2,444,060
Deferred gain on sale-leaseback, current portion                                 322,107             322,107
Short term revolving credit facilities with related parties                    4,438,860           3,600,060
Short term convertible debt                                                    1,000,000           1,000,000
Current portion of long-term debt and short term credit facilities             6,658,301           6,425,682
                                                                            ------------        ------------
     Total Current Liabilities                                                24,532,733          23,749,711
LONG TERM DEBT                                                                   922,390           1,267,071
DEFERRED GAIN ON SALE-LEASEBACK, NONCURRENT PORTION                            1,153,518           1,334,040
DEFERRED INCOME TAXES                                                            310,963             259,945
                                                                            ------------        ------------
     Total Liabilities                                                        26,919,604          26,610,767
                                                                            ------------        ------------

SHAREHOLDERS' EQUITY
Convertible Series A Preferred Stock                                              10,000              10,000
Convertible Series B Preferred Stock                                                   5                   0
Common Stock                                                                      42,025              37,492
Additional paid-in capital                                                    74,014,670          69,136,145
Accumulated deficit                                                          (83,820,640)        (76,079,646)
Treasury stock, at cost                                                         (138,160)           (138,160)
Accumulated other comprehensive loss                                          (1,131,777)           (851,485)
                                                                            ------------        ------------
     TOTAL SHAREHOLDERS' EQUITY                                              (11,023,877)         (7,885,654)
                                                                            ------------        ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 15,895,727        $ 18,725,113
                                                                            ============        ============


The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)



                                                         SIX MONTHS ENDED JUNE 30,              THREE MONTHS ENDED JUNE 30,
                                                         2001                2000                2001                2000
                                                     ------------        ------------        ------------        ------------
Sales                                                $ 10,613,236        $ 13,988,125        $  5,354,239        $  7,936,002

Cost of sales                                           9,360,761          12,592,847           4,757,390           7,072,966
                                                     ------------        ------------        ------------        ------------

Gross profit                                            1,252,475           1,395,278             596,849             863,036

OPERATING EXPENSES
  Selling, general and administrative expenses          2,936,331           4,287,084           1,413,427           2,117,202

  Research and development costs                          375,242             676,424             179,503             352,701

  Gain on sale of fixed assets                           (170,071)           (187,080)            (85,036)            (93,540)

  Insurance proceeds                                     (897,751)                  0            (711,798)                  0

  Depreciation and amortization                           807,494           1,068,185             414,213             545,530
                                                     ------------        ------------        ------------        ------------

LOSS FROM OPERATIONS                                   (1,798,770)         (4,449,335)           (613,460)         (2,058,857)

Interest expense, net                                   5,589,206           4,230,659           2,814,054           2,887,136
                                                     ------------        ------------        ------------        ------------

LOSS BEFORE INCOME TAX EXPENSE                         (7,387,976)         (8,679,994)         (3,427,514)         (4,945,993)

Income tax expense                                         51,018              56,124              25,509              28,062
                                                     ------------        ------------        ------------        ------------

NET LOSS                                             $ (7,438,994)       $ (8,736,118)       $ (3,453,023)       $ (4,974,055)

Accretion, discount and dividends on                      302,000           1,048,091             125,000             508,346
   preferred stock                                   ------------        ------------        ------------        ------------


NET LOSS AVAILABLE TO
  COMMON SHAREHOLDERS                                $ (7,740,994)       $ (9,784,209)       $ (3,578,023)       $ (5,482,401)
                                                     ============        ============        ============        ============

Loss per common share-basic and diluted              $      (0.20)       $      (0.31)       $      (0.09)       $      (0.17)
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

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                            ----------------
                                                                       JUNE 30,           JUNE 30,
                                                                         2001               2000
                                                                     -----------        -----------
CASHFLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                     $(7,438,994)       $(8,736,118)
        Adjustments to reconcile net loss to net cash
          used in operating activities:
            Gain on sale of fixed assets                                  (4,500)
            Amortization of debt issue costs                           4,701,408          3,796,488
            Depreciation and amortization                                807,494          1,068,185
            Amortization of deferred profit                             (170,071)          (187,080)
            Expenses paid with warrants/shares                           105,688             64,800
                                                                     -----------        -----------
                                                                      (5,440,019)         4,742,393
        Changes in assets and liabilities                                867,949           (749,041)
                                                                     -----------        -----------
                  Net cash used in operating activities               (1,131,026)        (4,742,766)
                                                                     -----------        -----------

CASHFLOWS FROM INVESTING ACTIVITIES:
        Purchase of fixed assets                                        (198,194)        (1,336,850)
        Proceeds of sale of fixed assets                                  44,727
                                                                     -----------        -----------
                  Net cash used in investing activities                 (153,467)        (1,336,850)
                                                                     -----------        -----------

CASHFLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of Preferred Stock                        650,000
        Proceeds from issuance of common stock, net                                       2,205,000
        Proceeds from short term debt                                  1,368,062          3,325,000
        Repayment of short term debt                                    (296,643)          (222,673)
        Proceeds from long term debt                                                      1,037,086
        Repayment of long term debt                                     (344,681)          (275,423)
                                                                     -----------        -----------
                  Net cash provided from financing activities          1,376,738          6,068,990
                                                                     -----------        -----------

EFFECT OF EXCHANGE RATE CHANGE ON CASH                                   (57,468)          (243,109)
                                                                     -----------        -----------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                          34,777           (253,735)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             166,041            587,589
                                                                     -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   200,818        $   333,854
                                                                     ===========        ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING ACTIVITIES:
        Accretion of warrants, discount, increased value and
          issuance costs related to preferred stock                  $   302,000        $ 1,048,091
        Issuance of common stock in exchange for debt costs          $ 3,016,750        $ 1,725,000
        Issuance of common stock for settlement of liabilities       $   179,050                  0
        Issuance of warrants to lenders and consultants              $   514,900        $ 1,798,000
        Issuance of warrants in connection with raising equity       $ 1,027,700                  0

The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     In the opinion of management, the accompanying condensed consolidated financial statements of EPL Technologies, Inc. and Subsidiaries (the "Company"), which are unaudited, include all normal and recurring adjustments necessary to present fairly the Company's financial position as of June 30, 2001, and the results of its operations and cash flows for the periods presented. The accompanying condensed consolidated balance sheet as of December 31, 2000 is derived from the Company's audited financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as promulgated by Accounting Principles Board ("APB") Opinion No. 28 and Rule 10.01 of Regulation S-X. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. Additionally, at this stage of the Company's development, month-to-month and quarter-to-quarter anomalies in operating results are expected. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year December 31, 2000, contained in the Company's Annual Report on Form 10-K.

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

     To address the current financial situation, the Company has undergone a number of operational improvements as well as made significant investments in development and marketing activities related to its various processing technology businesses and packaging businesses in 2000, which the Company's management believes will improve cash flows from operations. The Company expects that the following, amongst others, should contribute to an improvement in the financial performance of the Company in the year 2001 and beyond, although there can be no assurance that such will in fact be the case: (i) the decision by the Company's management at the end of 2000 to discontinue corn operations under its previous format, (see below), (ii) further exploitation of the Company's processing technologies, and (iii) further exploitation of the Company's perforating technologies, as evidenced by the new orders gained in produce packaging in the U.K. during 2000 on, together with the various applications development projects currently in progress.

     However, the Company will be required to seek additional and longer-term debt or equity financing to fund operating requirements in 2001 and repay and/or refinance existing short-term debt. In this regard, the Company is currently exploring a number of options to raise additional capital. This includes seeking additional equity, as well as long-term debt. In March 2001, the Company entered into an agreement with an institutional investor to raise $5 million through the issuance of new redeemable convertible preferred stock, which is expected to be completed in the fourth quarter of 2001. The Company has engaged an outside adviser to assist in its attempts to obtain additional long term financing. The cost of such additional financing arrangements may not be acceptable to the Company and could result in significant dilution to the Company's existing shareholders. No assurances can be given that the Company will be successful in raising additional capital and failure to raise such capital, if needed, could have a material adverse effect on the Company's business, financial condition and results of operations.


NOTE 3 -- INVENTORIES

Inventories consisted of the following:


                                              June 30, 2001    December 31, 2000
                                              -------------    -----------------
     Raw Materials and Supplies...........      $1,024,663        $1,410,928
     Finished Goods.......................       1,005,922         1,515,813
                                               ------------      -------------
         Total Inventories................      $2,030,585        $2,926,741
                                               ============      =============

NOTE 4 -- NOTES PAYABLE

     In 1999, Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company, on a short term basis, a revolving credit facility in an amount up to $1,000,000. At June 30, 2001, $524,000 of this credit facility was outstanding, excluding accrued interest. The
Company's obligations under this facility are unsecured and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum. This will be retrospectively increased to ten percent (10%) per annum to bring it into line with other external indebtedness. Mr. Devine has agreed to defer repayment of the remaining balance owed to him until such time as the Company is able to do so. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by Mr. Devine in connection with advancing funds to the Company under this facility.

     In December 1999 two investment funds affiliated with the Company granted the Company a credit facility of $3,500,000, which amount was fully drawn as at June 30, 2001 and December 31, 2000. The facility carries a stated interest at the rate of 12% per annum and is secured by a pledge of certain assets of the Company. In connection with this facility, the Company issued two million shares of Common Stock and issued a warrant to acquire 350,000 shares of Common Stock at an exercise price of $0.50 per share. In May and August 2000, the Lenders agreed to defer the repayment date, as well as agreed to other changes in the terms of facility. Under this restructuring, the Company issued a total of 2,200,000 shares of Common Stock to the Lenders and 310,000 shares of Common Stock to a third party which participated in the negotiation of the restructuring. The market value on the dates of issuance was $2,911,250, which was amortized into interest expense over the life of the agreed restructuring. In November 2000, the facility was again restructured, including to defer repayment until March 2001. Under this latest agreement, a further total of 1,850,000 shares were issued in March 2001, and charged into interest expenses during the period December 2000 to February 2001, based on the market value at those times (a total value of $1,362,500). Subsequent to the year end, repayment has been deferred again, first to May 2001, as a result of which a total of 1,650,000 shares were issued (with a total value of $825,000), and then to July 2001. Under this second extension, a further 2,550,000 shares are issuable, with a value of $1,310,500. In addition, interest continues to be accrued and will be paid upon repayment of the debt balance. Repayment has been subsequently deferred again until January 2002, as a result of which a further 15,400,000 shares are issuable, with a total value of $4,614,500. As of June 30, 2001, the effective interest rate of this facility, after including all of the debt issue costs, including the value of the stock and warrants issued, was approximately 166%.

     In February and March 2000, the Company, in a series of transactions, borrowed from individual investors $3,175,000 for a period of 12 months (the "Notes"). The Notes, which are unsecured, carry interest at the rate of 10% per annum. In connection with these loans, the Company issued warrants to acquire a total of 1,637,500 shares of Common Stock at an exercise price of $1.00 per share. The fair value of the warrants ($4,711,000) has been amortized into interest expense over the life of the debt. During the first quarter and subsequently, agreement has been reached to extend the repayment date on the Notes for a period up to 90 days. Interest will continue to accrue at a rate of 10% per annum. In consideration for this extension, warrants to purchase 6,000 shares of Common Stock per $100,000 will be issued. In addition, a one-time finance charge of 3% of the outstanding capital balance has been agreed, which will be paid in shares of common stock. This additional charge has been expensed into interest expense during the first quarter of 2001. During the second quarter and subsequently, agreement has been reached to further extend the repayment date on this balance for a period up to 90 days, and, in certain circumstances, for up to 18 months on some balances. Interest will continue to accrue at a rate of 10% per annum. In consideration for this second extension, warrants to purchase 6,000 shares of Common Stock per $100,000 will be issued. In addition, a one-time finance charge of 3% of the outstanding capital balance has been agreed, which will be paid in shares of common stock. This additional charge has been expensed into interest expense during the second quarter of 2001. The fair value attributable to the additional warrants will be amortized into interest expense over the extension period. In addition, the life of the original warrants has been extended by 15 months to June 2006 and the exercise price of the warrants reduced from $1.00 to $0.50. The fair value of this one time change ($131,000) has been charged into interest expense in the second quarter of 2001.

     In November 2000 the Company obtained a loan from an institutional investor totaling $1,000,000. The loan, which is secured on the assets of EPL Flexible Packaging, Inc., excluding inventory, is for a period of 6 months and bears interest at 10% per annum. The loan is convertible into shares of Preferred Stock upon request. These shares of Preferred Stock would have a coupon of 10% per annum and are in turn convertible into shares of Common Stock at a conversion price of $1.00 per share. The loan agreement provides for the conversion terms to be amended if the Company undertakes a major financing (as defined by the loan agreement) on more favorable terms. To date no such financing has been completed. In connection with this loan the Company issued warrants to acquire a total of 400,000 shares of Common Stock at an exercise price of $1.00 per share. Given that this loan can be converted immediately, the fair value of the warrants ($204,000) was charged into interest expense upon issuance. During the second quarter of 2001 the lender agreed to defer repayment for a period of 60 days. In consideration for this extension, the Company has agreed to issue the lender 100,000 shares of Common Stock, plus a warrant for the purchase of the 100,000 shares of Common stock, exercisable at $0.50 per share. The fair value of the shares ($58,000) and the warrants ($50,000) will be expensed into interest expense over the period of the extension. Subsequent to the end of the third quarter of 2001, the lender has served a demand for repayment, which the company has yet to meet. The effective interest rate of this facility, assuming the loan is not converted and after including the value of the warrants issued, is approximately 57%.

     In January 2001, the Company obtained a loan from a director of the Company in the amount of $65,000. This loan, which is unsecured, is for a period of six months and carries interest at the rate of 10% per annum. In connection with this loan, the Company issued warrants to acquire a total of 65,000 shares of Common Stock at an exercise price of $0.50 per share. The fair value of the warrants ($25,350) is being amortized into interest expense over the life of the debt. During June 2001, in line with other loan agreements, it was agreed to issue the lender with 65,000 shares of common stock, (with a value of $28,600), which will be expensed into interest expense over the period of the loan. Subsequent to the end of the 2001 third quarter, this director has agreed to defer repayment until April 2002. No further consideration has been granted in return for this extension.

     Also in January 2001, the Company obtained a loan from an investor holding over 5% of the outstanding Common Stock, in the amount of $300,000 (the "Affiliate Loan"). This loan, which is unsecured, is for a period of six months and carries interest at the rate of 10% per annum. In connection with this loan, the Company issued 400,000 shares of Common Stock. The market value of the shares ($325,000) was amortized into interest expense over the life of the debt.

     In May 2001, the Company obtained a further loan from a director of the Company in the amount of $50,000. This loan, which is unsecured, is for a period of six months and carries interest at the rate of 10% per annum. In connection with this loan, the Company agreed to issue 50,000 shares of Common Stock. The value of these shares ($22,000) is being amortized into interest expense over the life of the debt. Subsequent to the end of the 2001 third quarter, this director has agreed to defer repayment until April 2002. No further consideration has been granted in return for this extension.

     In June 2001, the Company obtained a loan from an institutional investor in the amount of $500,000. This loan, which is unsecured, is for a period of three months and carries interest at the rate of 10% per annum. In connection with this loan, the Company agreed to issue 325,000 shares of Common Stock. The value of these shares ($162,175) is being amortized into interest expense over the life of the debt. Subsequent to the end of the 2001 third quarter, the lender has agreed to defer payment until December 31, 2001. In connection with this, the Company has agreed to issue 300,000 restricted shares of common stock plus warrants to purchase 600,000 of common stock at an exercise price of $0.30 per share. The value of the shares and the fair value of the warrants will be charged into interest expense during the final quarter of 2001.

     Interest charged in relation to related party loans (excluding the non-cash costs detailed above) totaled approximately $126,000 and $242,000 for the three months and six months ended June 30, 2001. The interest payable at June 30, 2001 was approximately $515,000, and is included within accrued expenses on the Company's balance sheet.

NOTE 5 - CONVERTIBLE PREFERRED STOCK

     The Company's 10% Series A Convertible Preferred Stock (the "Series A Stock"), which has been issued up to its authorized limit of 3,250,000 shares, was issued at a price of $1.00 per share, with each share of Series A Stock carrying the option to convert into common shares at a rate of $1.50 per share. The Series A Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series A Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares ($1.50 per share) at the Company's option. The outstanding dividends at June 30, 2001 totaled $1,425,018. During the six months ended June 30, 2001, no shareholder holding shares of Series A Stock elected to exercise the right of conversion, leaving 10,000 shares of Series A Stock outstanding at June 30, 2001.

     The Company also had a Series B and Series C Preferred Stock, all of which were converted during 1997 and 1998 respectively. The Series B Stock carried a dividend of 10% per annum, payable in cash and/or shares ($9.40 per share) at the Company's option. The outstanding dividends on the Series B Stock at June 30, 2001 totaled $270,092. The outstanding dividends on the Series C Stock at June 30, 2001 totaled $49,239.

     During 1997, the Company issued 12,500 shares of Board Designated Preferred Stock - designated Series D Convertible Preferred Stock - at an aggregate consideration, before associated costs and expenses, of $12,500,000, to three new institutional investors (the "Series D Stock"). During 1999 all of the remaining Series D Stock was converted.

     During the three months ended March 31, 2001, the Company received $650,000 in connection with the issuance of 650 shares of Series E Convertible Preferred Stock (the "Series E Stock"). This stock, which was issued during the three months ended June 30, 2001, carries a dividend of 10% per annum, payable in cash/or shares at the Company's option. It is convertible into shares of Common Stock at a fixed conversion rate of $0.65 per share and carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series E Stock is entitled to a preference over the common shares upon the liquidation of the Company. During the three months ended June 30, 2001, holders of 175.5 shares of Series E Stock elected to exercise their right of conversion, leaving 474.5 shares of Series E Stock outstanding as at June 30, 2001. The outstanding dividends on the Series E Stock at June 30, 2001 totaled $15,031.

NOTE 6 - ISSUANCE OF COMMON STOCK

     A total of 4,532,574 shares of Common Stock were issued, in transactions not involving a public offering under the Securities Act of 1933, as amended, during the six months ended June 30, 2001. Thus a total of 41,813,525 shares of Common Stock were outstanding at June 30, 2001 (December 31, 2000 - 37,280,951), excluding the 210,610 shares held as Treasury Stock. Of the total shares issued during the period, 3,150,000 shares of Common Stock were issued to the Lenders in connection with the restructuring of the credit facility as detailed in Note 4 above, and 350,000 shares of Common Stock to a third party which participated in the negotiation of the restructuring. The value of these shares ($2,184,000) was amortized as interest expense over the then remaining period of the facility. A further 400,000 shares of Common Stock were issued in connection with the Affiliate Loan made to the Company, also as detailed in Note 4 above. The value of these shares ($325,000) was amortized into interest expense over the life of the loan. Additionally, 217,711 shares were issued in connection with the repayment extension of the Notes, also as more fully detailed in Note 4 above. The value of these shares ($95,250) was charged into interest expense during the six months ended June 30, 2001. Finally, 144,863 shares of Common Stock were issued in settlement of liabilities totaling approximately $83,800, and 270,000 shares of Common Stock were issued upon the conversion of 175.5 shares of Series E Stock (see Note 5 above).

            At June 30, 2001, the Company had 2,865,000 shares issuable in connection with various financing agreements (see Note 4). The earned value of these shares ($1,463,000) has been recorded in additional paid in capital.

NOTE 7 - ISSUANCE OF OPTIONS AND WARRANTS

            During the six months ended June 30, 2001, a total of 72,375 options were granted. In addition, a total of 376,500 options expired unexercised. No options were exercised during this period. As a result, at June 30, 2001, the Company had 1,728,000 options outstanding and exercisable to purchase shares of Common Stock at a weighted average price of $7.17 per share (2,032,125 shares at a weighted average price of $7.60 at December 31, 2000).

            During the same period, the Company issued warrants to acquire 300,000 shares of Common Stock in relation to the conversion of the Series D Stock, which conversion was completed in December 1999. After the expiration of each 30 day period, warrants to purchase a further 100,000 shares of Common Stock will be due to be issued, at an exercise price of $0.52 per share, until such time as the shares of Common Stock issued upon conversion of the Series D Stock are registered. The value ascribed to these warrants ($167,000) was amortized to accretion, discount and dividends during the period. The Company also granted further warrants to acquire 2,254,000 shares of Common Stock in relation to equity raised in the current and prior periods. The value of these warrants ($1,027,740) was charged against additional paid in capital during the period. As mentioned in Note 4 above, warrants to acquire 165,000 shares of Common Stock were issued during the period in relation to two new notes payable. The fair value of these warrants ($75,350) will be amortized into interest expense over the initial lives of the notes.

            At June 30, 2001, the Company had warrants outstanding and exercisable to purchase 13,264,614 shares of Common Stock at a weighted average price of $1.08 per share (9,974,114 shares at a weighted average price of $1.35 at December 31, 2000).

            At June 30, 2001, the Company had 500,000 warrants issuable in connection with the conversion of the Series D Stock. The value of these warrants ($215,000) has been recorded in additional paid in capital.


NOTE 8 - NET LOSS PER COMMON SHARE

            Net loss per common share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares and common shares outstanding during the period. For the periods ended June 30, 2001 and 2000, the potential common shares have an anti-dilutive effect on the net loss per common share for common shareholders. Accordingly, diluted net loss per common share for common shareholders has not been presented.


NOTE 9 - COMPREHENSIVE LOSS

            The total comprehensive loss for the three months ended June 30, 2001 and 2000 was $3,505,487 and $4,862,336 respectively, and $7,719,286 and
$8,979,228 for the six months ended June 30, 2001 and 2000.

respectively. The adjustment to arrive at the total comprehensive loss for each period consists of foreign currency translation.

NOTE 10 - INDUSTRY SEGMENT INFORMATION

     The Company is a leading developer and marketer of produce systems solutions specifically designed to address the needs of the rapidly growing market for fresh-cut produce. These products fall into two major classifications: processing technologies and related activities and packaging materials. Processing technologies are designed to inhibit the enzymatic degradation that causes fruits and vegetables to begin to deteriorate immediately after processing and are sold primarily in the United States. This category also included activities of the Company's fresh-cut corn and potato products, as well as provision of scientific and technical services in the United States. The Company's produce packaging business involves perforating, converting and printing of flexible packaging, including technologies and processes that are proprietary to the Company, which are marketed in North and South America, the United Kingdom and Continental Europe.

     The following table summarizes the Company's financial information by industry segment.

                                                              Six months ended                Three months ended
                                                       June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000
Sales:
  Processing technologies and related activities       $   509,014      $ 2,199,105      $   256,779       $ 1,608,489
  Packaging materials                                   10,104,222       11,789,020        5,097,460         6,327,513
                                                       -----------      -----------      -----------       -----------
     Total sales                                       $10,613,236      $13,988,125      $ 5,354,239       $ 7,936,002
                                                       ===========      ===========      ===========       ===========

Net (Loss) Income from Operations:
  Processing technologies and related activities        (2,113,148)      (4,394,160)      (1,108,500)       (2,220,742)
  Packaging materials                                      314,478          (55,175)         495,040           161,885
                                                       -----------      -----------      -----------       -----------
     Total net (loss) income from operations           $(1,798,770)     $(4,449,335)     $  (613,460)      $(2,058,857)
                                                       ===========      ===========      ===========       ===========

NOTE 11 - INSURANCE PROCEEDS

     As discussed more fully in the Company's consolidated financial statements for the year ended December 31, 2000, the Company's Spanish subsidiary, Fabbri, was hit by floods at the end of 2000. Insurance claims have been filed, currently in excess of $1,000,000. While a damage claim for approximately $330,000 has been made and recorded in the Company's consolidated financial statements as of and for the year ended December 31, 2000, amounts for the business interruption claims are only recorded when the claims are settled and received. During the six months and three months ended June 30, 2001, approximately $712,000 and $186,000 respectively was received and has been recorded separately in the Company's income statement. The majority of costs associated with this claim have been recorded within cost of sales.

NOTE 12 - CLOSURE OF CORN OPERATIONS

     In December 2000, management decided to cease the operations of its corn business, previously carried out through its Newcorn Co LLC (Newcorn) affiliate. As a result, in the year ended December 31, 2000, the Company wrote down the value of the inventory and fixed assets at Newcorn to their estimated net realizable values. In addition, a charge for various exit costs was made, totaling $947,000. During the six months ended June 30, 2001, approximately $540,000 of this provision was utilized.

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB")-issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting For Derivative Instruments and Hedging Activities, which is effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income ("OCI"), and are recognized in the statement of operations when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments in order to use hedge accounting. A derivative that does not qualify as a hedge will be marked to fair value through earnings. SFAS No. 133 was adopted by the company effective January 1, 2001, and the adoption of this standard had no effect on the Company's consolidated financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended, effective as of October 1, 2000, which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The adoption of this guideline had no effect on the Company's consolidated financial statements.

     In March 2000, the FASB issued Financial Accounting Series Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation which provides clarification to APB Opinion No. 25, Accounting for Stock Issued to Employees. The adoption of this interpretation had no effect on the Company's consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The Company adopted SFAS No. 141 on July 1, 2001, as required by the new statement. Adoption of this statement had no effect on the Company's consolidated financial statements. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 establishes revised reporting requirements for goodwill and other intangible assets. Upon adoption of this standard, the Company will no longer amortize goodwill, unless evidence of an impairment exists. Goodwill will be evaluated for impairment on an annual basis. The Company will adopt the provisions of SFAS No. 142 effective January 1, 2002, and is currently evaluating all of the provisions of this standard, and the impact that adoption of this standard will have on the Company's consolidated financial statements. The Company has $1,554,295 of goodwill at June 30, 2001, and has recorded $166,110 for goodwill amortization for the six month period then ended.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact that adoption of this standard will have on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the accounting and reporting for impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144, which supercedes SFAS No. 121, is effective for fiscal years beginning after December 15, 2001. The Company will adopt the provisions of SFAS No. 144 effective January 1, 2002, and is currently evaluating all provisions of this standard, and the impact that adoption of this standard will have on the Company's consolidated financial statements.

NOTE 14 - OTHER MATTERS

         The Company is involved in various legal proceedings in the ordinary course of business, none of which are anticipated to have a material adverse effect on the Company's consolidated financial statements, except as follows:

         The Company's subsidiary, California Microbiological Consulting, Inc.,
(CMC) is currently facing legal action in connection with the results of various tests it carried out for a food manufacturer. The Company currently believes that its professional liability insurance coverage, which provides cover of up to $1 million, should be sufficient to cover any costs incurred, although there can be no assurance that such will in fact be the case. In the event that any liability exceeds this figure, the only additional risk for the Company would be the net assets of CMC. Excluding inter-company balances, these amounted to approximately $130,000 at September 30, 2001. The Company is also currently in discussions over the potential sale of CMC. As the potential sales proceeds are currently estimated to be less that the tangible net asset value of CMC, the Company has deemed it prudent to write down to zero the remaining goodwill ($310,000) arising from the acquisition of CMC. This provision is reflected in the depreciation and amortization expense in the third quarter of 2001.

         Subsequent to the end of the 2001 third quarter, and following the cessation of operations of its potato business, the Company has received notification from Potandon of legal action over the non-payment of royalties arising under the agreement between the Company and Potandon. The Company believes it has provided for the amount of minimum royalties payable for the period ending September 30, 2001. However, the Company may be subject to other liabilities as a result of this legal action, which cannot be ascertained at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

            The Company is a leading developer, manufacturer and marketer of packaging technologies, which include a range of proprietary perforated products, as well as proprietary produce processing technologies and scientific and technical services. These products and services are designed to maintain the quality and integrity of fresh-cut produce, as well as address a number of other markets. The Company designs and markets products to address the specific needs of a variety of fresh-cut produce categories. The foundation of the Company's systems solutions is its proprietary produce processing technology, which inhibits the natural enzymatic degradation of fruits and vegetables after they have been processed. Fresh-cut fruits and vegetables that are treated with the Company's proprietary processing aids better maintain their natural characteristics such as color, texture, taste and smell. The use of the Company's processing technologies allows for increased availability of certain fresh-cut produce products, such as sliced apples, potatoes and corn. The Company has concluded that the use of the Company's processing aids, in accordance with the Company's recommended protocols, is "generally recognized as safe" ("GRAS") under FDA regulations. The Company also uses a variety of film technologies to create packaging specifically designed to address the particular post harvest needs of specific vegetables. The Company markets these packaging products to produce growers and processors. The Company has launched major initiatives to seek to maximize the opportunities for its range of perforated products. These products are marketed for use in pharmaceutical, bakery, snack food, consumer goods, healthcare, confectionery and industrial markets.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

            Sales. Sales decreased from $13,988,000 in the six months ended June 30, 2000 to $10,613,000 in the six months ended June 30, 2001, a decrease of $3,375,000 or 24%. Sales of processing technologies and related activities decreased from $2,199,000 in the six months ended June 30, 2000 to $509,000 in the six months ended June 30, 2001, a decrease of $1,690,000 or 77%. Sales of U.S. packaging materials decreased from $1,695,000 in the six months ended June 30, 2000 to $1,368,000 in the six months ended June 30, 2001, a decrease of $327,000 or 19%. Sales of U.K. packaging materials increased from $6,868,000 in the six months ended June 30, 2000 to $7,297,000 in the six months ended June 30, 2001, an increase of $429,000 or 6%. Sales of Spanish packaging materials fell from $3,226,000 in the six months ended June 30, 2000 to $1,439,000 in the six months ended June 30, 2001, a decrease of $1,787,000 or 55%.

            The decrease in sales of processing technologies and related activities was mainly due to the lower sales revenue from fresh-cut corn sold through the Company's majority-owned affiliate, Newcorn, and accounted for approximately 85% ($1,464,000) of the decline in this business segment. As discussed more fully in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, at the end of 2000 the management decided that it was appropriate to discontinue its corn operations under its previous format. Accordingly, there was no revenue from fresh-cut corn in the first six months of 2001.

            Most of the remaining fall in this segment was due to lower sales from microbiological testing work. This follows the decision during the quarter to sell certain assets of the Company's Pure Produce subsidiary. This subsidiary was forecasting continued losses, and it was therefore believed to be more appropriate for it to function outside of the Company. Certain costs continued to be incurred during the first few months of 2001, and therefore the full benefit of this action will not be seen until the second half of 2001 and beyond.

            There was also a fall in the sales of fresh-cut potato products, although the revenue in this area is not material to the group as a whole. The Company is reviewing its options in relation to this activity, given the Company's stated objective of achieving group operational profitability. To date it has suspended operations in this area pending a final decision.

            These decreases were offset by an increase in revenue from processing technologies. During the last few months, the Company has been discussing the nature of its licensing relationship with Penn State University. These discussions were precipitated by Penn State's claim that the Company had breached certain of its obligations under the license with them (a claim the Company believes is without merit). During the second quarter of 2001, the Company terminated the license agreement with Penn State.

            The decrease in U.S. packaging material sales was principally attributable to the adverse timing differences in shipments to large customers compared to the same period of 2000. The Company is currently engaged in discussions with a number of potential customers for new product applications and markets, especially in relation to the Company's proprietary perforating capabilities. These include applications in the consumer goods, produce, horticultural, bakery and pharmaceutical industries, amongst others. Some initial orders have been received during the first half of 2001. Should further such orders be forthcoming, the Company expects that such new business would make a material contribution to sales revenue in the balance of 2001 and onwards. There can be no assurance, however, that the Company will in fact obtain this business.

            Sales of U.K. packaging materials increased by 6% in U.S. dollar terms, but increased 16% in local currency terms. The increase was principally attributable to an increase in the sales of packaging to the produce industry. This increase is expected to become more noticeable as the year progresses and the volume of produce packaging increases. The Company is now the main supplier of produce packaging to processors supplying most of the main food retailers in the U.K., and this market segment now represents the largest single segment of the U.K. business. The Company believes that its efforts to change product mix represent a more stable foundation for sustainable and more profitable growth, although there can be no assurance that the Company will be successful in these efforts. The increase in sales of U.K. packaging materials is expected to continue during 2001 and beyond, although there can be no assurance that such additional revenue will be obtained. In addition, the Company's proprietary micro-perforating technology has enabled the Company to win new business in the area of cooked meat pastry products and the Company believes it is the market leader in this industry segment. There was a further decline in revenue from snack food packaging, continuing the Company's previously stated objective of reducing its historic dependency on this low margin area, and move to higher margin products. New business continues to be gained in the area of "breathable" packaging and the Company has recently increased its production capacity in this area to handle the forecast volume increase. Other applications are currently under development, which, if successful, could have a material impact on sales revenues in 2001, although there can be no assurance that this development will result in new business.

            The 55% decline in sales of Spanish packaging materials was due mainly to (i) the impact of flood damage that occurred at the Fabbri factory in late October 2000, and (ii) an adverse movement in exchange rates when converting sales into U.S. dollars, which moved approximately 7% in the first half of 2001 as compared with the same period of 2000. It is anticipated that adverse currency conversion rates in the short term will affect Spanish sales as reported in US dollars as compared to the prior year period. The flood damage restricted Fabbri's sales revenues in the final two months of 2000 and, with a delay in the receipt of insurance proceeds, and with limited availability of capital, this restriction on sales revenue has continued into 2001. The insurance proceeds of the business interruption claim were received in June 2001, although those from the business damage claim remain to be settled. During the second half of 2001, Fabbri will look to start to rebuild its sales and to integrate its activities more with the U.K. subsidiary, not only to leverage its scientific and technical knowledge base, but also to be able to offer customers a pan European service offering. This will also take advantage of the U.K.'s expertise in perforating.

            Gross Profit. Gross profit decreased from $1,395,000 in the six months ended June 30, 2000 to $1,252,000 in the six months ended June 30, 2001, a decrease of $133,000. However, this mainly reflected the lower absolute level of sales, as there was an increase as a percentage of sales, from 10% to 11.8%. This increase reflected the considerably reduced losses in the corn operations, following the cessation of operations at the end of 2000. In addition, there was an improvement in the results of the potato operations, as well as increase in the US packaging margin (mainly as a result of an improved product mix). These gains were offset by a significant adverse movement in the gross profit of the European packaging operations. This was due to the lower sales volumes, which impacted margins disproportionately given the level of fixed costs, as well as the additional impact of the floods which limited revenue generation, but where costs continue to be incurred. Although many of these costs have been recovered under insurance proceeds, these proceeds are recognized separately in the Company's income statement. If the Spanish operations had only achieved a nil gross profit (and it was profitable in the same period in 2000), the Company would have reported a gross profit of 16.7%. There was also a slight fall in the UK packaging margin. Although there has been an improving product mix, the margin fall reflected the need to outsource certain activities pending the installation of a new 10 color press. Once installed, the Company expects that this will result in improved economies of operation and thus an increase in margins, although there can be no assurance that such improvements will be forthcoming.

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

            Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $4,287,000 in the six months ended June 30, 2000 to $2,936,000 in the six months ended June 30, 2001, a decrease of $1,351,000 or 32%. This decrease was due primarily to (i) a reduction in overheads generally, including a reduction in professional fees, and (ii) a reduction in overheads at the Company's corn operations following the cessation of operations at the end of 2000. The expenses in 2001 included $106,000 (2000:$143,000) non-cash costs for the fair value of warrants.

            Research and Development Costs. Research and development costs decreased from $676,000 in the six months ended June 30, 2000 to $375,000 in the six months ended June 30, 2001, a decrease of $301,000 or 45%. The reduction reflects the reallocation of resources from development to application and execution, as well as lower costs following a reduction in headcount and lower costs following the sale of certain assets of the Company's Pure Produce subsidiary and the transfer of the associated activity. The Company continues to expense all development costs, whether product, market or sales related, as incurred, and thus costs are incurred prior to the benefits, if any, that may be expected to be realized from such expense. The Company expects that research and development costs will continue at no less than recent levels and may increase.

            Gain on sale of fixed assets. As noted in the Company's 1999 consolidated financial statements, the Company completed a sale and leaseback of the land and building at its Spanish trading subsidiary, Fabbri, with an unrelated third party, in July 1999. The Company raised gross proceeds, before costs and taxes, of PTS800,000,000 (approximately $5,100,000). The Company expects to realize a total pretax profit of approximately $2,303,000 on this transaction. For financial reporting purposes, $170,000 of this total profit was recognized in the first half of 2001. The remaining balance will be recognized over the eight year life of the associated leaseback. The tax on this profit can be deferred for up to 10 years under Spanish tax rules.

            Insurance Proceeds. Insurance proceeds represent monies received during the 2001 first half in connection with the business interruption claim mentioned in Note 11 to the Company's condensed consolidated financial statements. These monies are only recorded in the Company's financial statements when the claims are settled and paid. The majority of the costs associated with business interruption claims have been recorded within cost of sales, without which the Company's gross profit would have been higher.

            Depreciation and Amortization. Depreciation and amortization decreased from $1,068,000 in the six months ended June 30, 2000 to $807,000 in the six months ended June 30, 2001, a decrease of $261,000 or 24%. This reduction was mainly as a result of the asset write down in 2000 relating to the remaining fixed assets in the Company's corn operations.

            Loss from Operations. Loss from operations decreased from $4,449,000 in the six months ended June 30, 2000 to $1,799,000 in the six months ended June 30, 2001, an improvement of $2,650,000 or 60%. The decrease in the loss was primarily due to a net decrease in total operating expenses, (selling, general and administrative expenses and research and development costs) which decreased $1,652,000 or 33% over the first six months of 2000. In addition, the Company received insurance proceeds in relation to Spain, as well as producing an improvement in gross margin, despite the lower sales. Further improvements are expected in this regard, and management believes that the infrastructure costs can be further leveraged as sales continue to develop. Management believes that progress continues to be made to exploit the commercial value of the Company's technologies and that the foundation for future sustainable growth has been considerably strengthened. However, because all development costs are expensed as they are incurred, together with the fact that such expense is necessarily incurred before the benefits of increased sales and improved margins can be seen, the Company's financial results do not yet fully reflect this activity.

            Interest Expense. Interest charges increased from $4,231,000 in the first half of 2000 to $5,589,000 in the first half of 2001, an increase of $1,358,000 or 32%. This increase principally reflects additional finance charges arising from additional shares of Common Stock granted upon the restructuring of the facility with the Lenders as described in Note 4 to the Company's condensed, consolidated financial statements. In addition, there is a fair value provision in 2000 and 2001 for warrants granted in the first quarter of 2000 in connection with the debt financing completed in the first quarter of 2000. Of the total charges in the current period, $4,743,000 (85%) represented such non-cash charges.

            Accretion, Discount and Dividends on Preferred Stock. The accretion, discount and dividends on preferred stock decreased from $1,048,000 for the six months ended June 30, 2000 to $302,000 in the six months ended June 30, 2001, a decrease of $746,000 or 71%. The decrease was due to a lower adjustment in 2001 for the fair value of warrants as compared with the fair value adjustment for warrants charged during the first half of 2000.


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

            Sales. Sales decreased from $7,936,000 in the three months ended June 30, 2000 to $5,354,000 in the three months ended June 30, 2001, a decrease of $2,582,000 or 33%. Sales of processing technologies and related activities in the US decreased from $1,608,000 in the three months ended June 30, 2000 to $257,000 in the three months ended June 30, 2001, a decrease of $1,351,000 or 86%. Sales of U.S. packaging materials decreased from $754,000 in the three months ended June 30, 2000 to $590,000 in the three months ended June 30, 2001, a decrease of $164,000 or 22%. Sales of U.K. packaging materials increased from $4,033,000 in the three months ended June 30, 2000 to $4,060,000 in the three months ended June 30, 2001, an increase of $27,000 or 0.7%. Sales of Spanish packaging materials decreased from $1,541,000 in the three months ended June 30, 2000 to $447,000 in the three months ended June 30, 2001, a decrease of $1,094,000 or 71%.

            As discussed in the year to date results above, the decrease in sales of processing technologies and related activities was mainly due to the lower sales revenue from fresh-cut corn sold through the Company's majority-owned affiliate, Newcorn, and accounted for approximately 86% ($1,191,000) of the decline in this business segment. There was no revenue from fresh-cut corn in the second quarter of 2001. Most of the remaining fall in this segment was due to lower sales from microbiological testing work from the Company's Pure Produce subsidiary following the sale earlier this year of certain of its assets, as well as a fall in the sales of fresh-cut potato products (although the revenue in this area is not material to the group as a whole). The Company is currently reviewing its options in relation to this activity, given the Company's stated objective of achieving group operational profitability. To date it has suspended operations in this area pending a final decision.

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

            Sales of U.K. packaging materials only increased by 1% in U.S. dollar terms, but increased 8% in local currency terms. The increase was principally attributable to an increase in the sales of packaging to the produce industry. This increase is expected to become more noticeable as the year progresses and the volume of produce packaging increases. The Company is now the main supplier of produce packaging to processors supplying most of the main food retailers in the U.K., and this market segment now represents the largest single segment of the U.K. business. The Company believes that its efforts to change product mix represent a more stable foundation for sustainable and more profitable growth, although there can be no assurance that the Company will be successful in these efforts. The increase in sales of U.K. packaging materials is expected to continue during 2001 and beyond, although there can be no assurance that such additional revenue will be obtained. In addition, the Company's proprietary micro-perforating technology has enabled the Company to win new business in the area of cooked meat pastry products and the Company believes it is the market leader in this industry segment. There was a further decline in revenue from snack food packaging, continuing the Company's previously stated objective of reducing its historic dependency on this low margin area, and move to higher margin products. New business continues to be gained in the area of "breathable" packaging and the Company has recently increased its production capacity in this area to handle the forecast volume increase. Other applications are currently under development, which, if successful, could have a material impact on sales revenues in 2001, although there can be no assurance that this development will result in new business.

            The 71% decline in sales of Spanish packaging materials was due mainly to (i) the impact of flood damage that occurred at the Fabbri factory in late October 2000, and (ii) an adverse movement in exchange rates when converting sales into U.S. dollars, which moved approximately 8% in the of 2001 as compared with the same period of 2000. It is anticipated that adverse currency conversion rates in the short term will affect Spanish sales as reported in US dollars as compared to the prior year period. The flood damage restricted Fabbri's sales revenues in the final two months of 2000 and, with a delay in the receipt of insurance proceeds, and with limited availability of capital, this restriction on sales revenue has continued into 2001. The insurance proceeds of the business interruption claim were received late in the second quarter of 2001, although those from the business damage claim remain to be settled. During the second half of 2001, Fabbri will look to start to rebuild its sales and to integrate its activities more with the U.K. subsidiary, not only to leverage its scientific and technical knowledge base, but also to be able to offer customers a pan European service offering. This will also take advantage of the U.K.'s expertise in perforating.

            Gross Profit. Gross profit decreased from $863,000 in the three months ended June 30, 2000 to $597,000 in the three months ended June 30, 2001, a decrease of $266,000. However, this was mainly as a result of lower sales, as the change as a percentage of sales was a small increase, from 10.9% to 11.1%. Within these figures were considerably reduced losses in the corn operations (following the cessation of operations at the end of 2000), an improvement in the results of the potato operations and an increase in the margin in US packaging (as a result of an improved product mix). These gains were offset by a significant adverse movement in the gross profit of the European packaging operations. This was due to the lower sales volumes, which impacted margins disproportionately given the level of fixed costs, as well as the additional impact of the floods which limited revenue generation, but where costs continue to be incurred. Although many of these costs have been recovered under insurance proceeds, these proceeds are recognized separately in the Company's income statement. If the Spanish operations had only achieved a nil gross profit (and it was profitable in the second quarter of 2000), the Company would have reported a gross profit of 17.3%. There was also a slight fall in the UK packaging margin. Although there has been an improving product mix, the margin fall reflected the need to outsource certain activities pending the installation of a new 10 color press. Once installed, the Company expects that this will result in improved economies of operation and thus an increase in margins, although there can be no assurance that such improvements will be forthcoming.

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

            Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $2,117,000 in the three months ended June 30, 2000 to $1,413,000 in the three months ended June 30, 2001, a decrease of $704,000 or 33%. This decrease was due primarily to (i) a reduction in overheads generally, including a reduction in professional fees, and (ii) a reduction in overheads at the Company's corn operations following the cessation of operations at the end of 2000. The expenses in 2001 included $19,500 (2000:$97,700) non-cash costs for the fair value of warrants.

            Research and Development Costs. Research and development costs decreased from $353,000 in the three months ended June 30, 2000, to $180,000 in the three months ended June 30, 2001, a decrease of $173,000 or 49%. The reduction reflects the reallocation of resources from development to application and execution, as well as lower costs following a reduction in headcount and lower costs following the sale of certain assets of the Company's Pure Produce subsidiary and the transfer of the associated activity. The Company continues to expense all development costs, whether product, market or sales related, as incurred, and thus costs are incurred prior to the benefits, if any, that may be expected to be realized from such expense. The Company expects that research and development costs will continue at no less than recent levels and may increase.

            Gain on sale of fixed assets. As noted in the Company's 1999 consolidated financial statements, the Company completed a sale and leaseback of the land and building at its Spanish trading subsidiary, Fabbri, with an unrelated third party, in July 1999. The Company raised gross proceeds, before costs and taxes, of PTS800,000,000

(approximately $5,100,000). The Company expects to realize a total pretax profit of approximately $2,303,000 on this transaction. For financial reporting purposes, $85,000 of this total profit was recognized in the second quarter of 2001. The remaining balance will be recognized over the eight year life of the associated leaseback. The tax on this profit can be deferred for up to 10 years under Spanish tax rules.

            Insurance Proceeds. Insurance proceeds represent monies received during the 2001 second quarter in connection with the business interruption claim mentioned in Note 11 to the Company's condensed consolidated financial statements. These monies are only recorded in the Company's financial statements when the claims are settled and paid. The majority of the costs associated with business interruption claims have been recorded within cost of sales, without which the Company's gross profit would have been higher.

            Depreciation and Amortization. Depreciation and amortization decreased from $546,000 in the three months ended June 30, 2000 to $414,000 in the three months ended June 30, 2001, a decrease of $131,000 or 24%. This reduction was mainly as a result of the asset write down in 2000 relating to the remaining fixed assets in the Company's corn operations.

            Loss from Operations. Loss from operations decreased from $2,059,000 in the three months ended June 30, 2000 to $613,000 in the three months ended June 30, 2001, a decrease of $1,446,000 or 70%. The decrease in the loss was primarily due to a net decrease in total operating expenses, (selling, general and administrative expenses and research and development costs) which decreased $877,000 or 36% over the second quarter of 2000. In addition, the Company received insurance proceeds in relation to Spain, as well as producing an improved gross margin, despite the lower sales. Further improvements are expected in this regard, and management believes that the infrastructure costs can be further leveraged as sales continue to develop. Management believes that progress continues to be made to exploit the commercial value of the Company's technologies and that the foundation for future sustainable growth has been considerably strengthened. However, because all development costs are expensed as they are incurred, together with the fact that such expense is necessarily incurred before the benefits of increased sales and improved margins can be seen, the Company's financial results do not yet fully reflect this activity.

            Interest Expense. Interest charges decreased from $2,887,000 in the three months ended June 30, 2000 to $2,814,000 in the three months ended June 30, 2001, a decrease of $73,000 or 2.5%. This decrease principally reflects slightly lower finance charges arising from additional shares of Common Stock granted upon the restructuring of the facility with the Lenders as described in
Note 4 to the Company's condensed, consolidated financial statements. In addition, there is a fair value provision in 2000 and 2001 for warrants granted in the first quarter of 2000 in connection with the debt financing completed in the first quarter of 2000. Of the total charges in the current period, $2,257,000 (80%) represented such non-cash charges.

            Accretion, Discount and Dividends on Preferred Stock. The accretion, discount and dividends on preferred stock increased from $508,000 in the three months ended June 30, 2000 to $277,000 in the three months ended June 30, 2001, a decrease of $331,000. The decrease was due to a lower adjustment in the second quarter of 2001 for the fair value of warrants as compared with the fair value adjustment for warrants charged during the second quarter of 2000.


LIQUIDITY AND CAPITAL RESOURCES

            The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has incurred net losses, exclusive of accretion, discount and dividends on preferred stock, of $7,781,366, $14,415,788 and $24,261,514 in 1998, 1999 and 2000, respectively, incurred cash losses from operations of $7,151,732, $6,045,420 and $8,192,543 in 1998, 1999 and 2000 respectively, had an accumulated deficit of $76,079,646 and had negative working capital of $14,764,121 as of December 31, 2000. For the six months ended June 30, 2001, the Company incurred a further net loss of $7,438,994, a cash loss from operations of $1,131,000 and had negative working capital at June 30, 2001 of $16,116,251. Within this negative working capital is approximately

$4,415,000 of short term debt that is currently repayable during the third quarter of 2001. As explained more fully in Note 7 to the Company's consolidated financial statements, the Company has reached agreement to defer some of this for a period of up to 90 days, and is in discussions to defer repayment of the balance. Additionally, the Company's $1.0 million convertible debt is currently due for repayment during the third quarter of 2001. In addition, the Company was not in compliance with one of the asset covenants with the Bank of Scotland during the final quarter of 2000 and the first half of 2001, and consequently the loans may be called for repayment at any time. The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support the Company's cost structure. Historically, the Company's revenues have not been sufficient to fund the development of the Company's business, and thus it has had to finance its operating losses externally principally through equity financing.

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

            To address the current financial situation, the Company has undergone a number of operational improvements as well as made significant investments in development and marketing activities related to its various processing technology businesses and packaging businesses in 2000, which the Company's management believes will improve cash flows from operations. The Company expects that the following, amongst others, should contribute to an improvement in the financial performance of the Company in the year 2001 and beyond, although there can be no assurance that such will in fact be the case:
(i) the decision by the Company's management at the end of 2000 to discontinue corn operations under its previous format, (see Note 3 to the Company's 2000 consolidated financial statements), (ii) further exploitation of the Company's processing, and (iii) further exploitation of the Company's perforating technologies, as evidenced by the new orders gained in produce packaging in the U.K. during 2000 on, together with the various applications development projects currently in progress.

            The Company will be required to seek additional and longer-term debt or equity financing to fund operating requirements in 2001 and repay and/or refinance existing short-term debt. In this regard, the Company is currently exploring a number of options to raise additional capital over and above that mentioned above. This includes seeking additional equity, as well as long-term debt. Subsequent to the year end, the Company has entered into an agreement with an institutional investor to raise $5 million in new convertible preferred stock, which is expected to close in the third quarter of 2001. The Company has engaged an outside adviser to assist in its attempts to obtain long term financing. The cost of such additional financing arrangements may not be acceptable to the Company and could result in significant dilution to the Company's existing shareholders. No assurances can be given that the Company will be successful in raising additional capital and failure to raise such capital, if needed, could have a material adverse effect on the Company's business, financial condition and results of operations.

            At June 30, 2001, the Company had $201,000 in unrestricted cash and short term investments, compared with $166,000 at December 31, 2000, an increase of $35,000. In addition, the Company had $553,000 of restricted cash - current. During the six months ended June 30, 2001, $1,131,000 was used in operating activities and a net $153,000 was used in investing activities to purchase fixed assets. The significant decrease in cash used in operating activities of $3,612,000 in 2001 compared to 2000 reflects the reduced net loss attributable to cash items in 2001, together with a decrease in working capital.

            Total financing activities during the six months ended June 30, 2001 provided net cash of $1,377,000, compared with net cash provided of $6,069,000 in 2000. The generation in 2001 was primarily from the proceeds of new share issuances ($650,000) and short-term debt ($1,368,000) offset by repayment of short-term and long-term debt ($297,000 and $345,000 respectively). In the same period of 2000, the Company had proceeds from short-term debt of $3,325,000 and long-term debt of $1,037,000, together with proceeds from the issuance of common stock of $2,205,000, offset by repayments of short-term and long-term debt.

            As of June 30, 2001, the Company had fully drawn $562,500 under its line of credit with the Bank of Scotland, entered into by its subsidiary, EPL Technologies (Europe) Limited, which bears interest of 2% over bank base rate (5.25% as of June 30, 2001). The Company also has a short-term line of credit with the Bank of Scotland for up to approximately $2,109,000, subject to the level of receivables, which bears interest of 1.75% over bank base rate. Shortly after the end of the quarter, this limit was increased to approximately $2,391,000. At June 30, 2001, approximately $2,071,000 had been drawn under this facility. In conjunction with this new facility, the Company also has an additional short-term line of credit with the Bank of Scotland, carrying interest at 1.75% over bank base rate, under which the Company had drawn approximately $234,000 as of June 30, 2001. The lines of credit are collateralized by the assets of EPL Technologies (Europe) Limited and its subsidiaries. The debt agreements with the Bank of Scotland contain certain covenants applicable to the results of operations of these businesses which provide for maintenance of minimum asset levels and minimum earnings before interest and tax to external interest ratios. During the final quarter of 2000 and the first half of 2001, the Company was not in compliance with one of the asset covenants. Consequently the loans may be called for repayment at any time. To date, the bank of Scotland has not imposed any financial penalties for this non-compliance.

            The Company, through its subsidiary, EPL Flexible Packaging, Inc., has a short term credit facility of $100,000 with Old Second National Bank of Aurora, which facility was fully drawn at June 30, 2001. This facility is secured upon the inventory of EPL Flexible Packaging, Inc. and carries interest at a rate of 1.5% over the bank's prime rate (5.75% as at June 30, 2001). The Company is discussing with the bank converting this into a short term loan, repayable over 12 months.

            Newcorn has two equipment financing loans with General Electric Capital Corporation ("GECC") and Santa Barbara Bank & Trust ("SBBT") secured by specifically identified capital assets. During the quarter the remaining balance owed to GECC was repaid. At June 30, 2001, approximately $186,000 was outstanding under the SBBT loan.

            Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company, on a short-term basis, a revolving credit facility. At June 30, 2001, approximately $524,000 was outstanding, excluding interest. The Company's obligations under this facility are unsecured and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum. The Company's Chairman has agreed to defer repayment of the remaining balance owed to him until the Company is able to do so.

            In December 1999 two investment funds affiliated with the Company granted the Company a credit facility of $3,500,000, which amount was fully drawn as at June 30, 2001 and December 31, 2000. The facility carries a stated interest at the rate of 12% per annum and is secured by a pledge of certain assets of the Company. In connection with this facility, the Company issued two million shares of Common Stock and issued a warrant to acquire 350,000 shares of Common Stock at an exercise price of $0.50 per share. In May and August 2000, the Lenders agreed to defer the repayment date, as well as agreed to other changes in the terms of facility. Under this restructuring, the Company issued a total of 2,200,000 shares of Common Stock to the Lenders and 310,000 shares of Common Stock to a third party which participated in the negotiation of the restructuring. The market value on the dates of issuance was $2,911,250, which was amortized into interest expense over the life of the agreed restructuring. In November 2000, the facility was again restructured, including to defer repayment until March 2001. Under this latest agreement, a further total of 1,850,000 shares were issued in March 2001, and charged into interest expenses during the period December 2000 to February 2001, based on the market value at those times (a total value of $1,362,500). Subsequent to the year end, repayment has been deferred again, first to May 2001, as a result of which a total of 1,650,000 shares were issued (with a total value of $825,000), and then to July 2001. Under this second extension, a further 2,550,000 shares are issuable, with a value of $1,310,500. In addition, interest continues to be accrued and will be paid upon repayment of the debt balance. Repayment has been subsequently deferred again until January 2002, as a result of which a further 15,400,000 shares are issuable, with a total value of $4,614,500. As of June 30, 2001, the effective interest rate of this facility, after including all of the debt issue costs, including the value of the stock and warrants issued, was approximately 166%.

            In February and March 2000, the Company, in a series of transactions, borrowed from individual investors $3,175,000 for a period of 12 months (the "Notes"). The Notes, which are unsecured, carry interest at the rate of 10% per annum. In connection with these loans, the Company issued warrants to acquire a total of 1,637,500 shares of Common Stock at an exercise price of $1.00 per share. The fair value of the warrants ($4,711,000) has been amortized into interest expense over the life of the debt. During the first quarter and subsequently, agreement has been reached to extend the repayment date on the Notes for a period up to 90 days. Interest will continue to accrue at a rate of 10% per annum. In consideration for this extension, warrants to purchase 6,000 shares of Common Stock per $100,000 will be issued. In addition, a one-time finance charge of 3% of the outstanding capital balance has been agreed, which will be paid in shares of common stock. This additional charge has been expensed into interest expense during the first quarter of 2001. During the second quarter and subsequently, agreement has been reached to further extend the repayment date on this balance for a period up to 90 days, and in certain circumstances for up to 18 months on some balances. Interest will continue to accrue at a rate of 10% per annum. In consideration for this second extension, warrants to purchase 6,000 shares of Common Stock per $100,000 will be issued. In addition, a one-time finance charge of 3% of the outstanding capital balance has been agreed, which will be paid in shares of common stock. This additional charge has been expensed into interest expense during the second quarter of 2001 The fair value attributable to the additional warrants will be amortized into interest expense over the extension period. In addition, the life of the original warrants has been extended by 15 months to June 2006 and the exercise price of the warrants reduced from $1.00 to $0.50. The fair value of this one time change ($131,000) has been charged into interest expense in the second quarter of 2001.

            In November 2000 the Company obtained a loan from an institutional investor totaling $1,000,000. The loan, which is secured on the assets of EPL Flexible Packaging, Inc., excluding inventory, is for a period of 6 months and bears interest at 10% per annum. The loan is convertible into shares of Preferred Stock upon request. These shares of Preferred Stock would have a coupon of 10% per annum and are in turn convertible into shares of Common Stock at a conversion price of $1.00 per share. The loan agreement provides for the conversion terms to be amended if the Company undertakes a major financing (as defined by the loan agreement) on more favorable terms. To date no such financing has been completed. In connection with this loan the Company issued warrants to acquire a total of 400,000 shares of Common Stock at an exercise price of $1.00 per share. Given that this loan can be converted immediately, the fair value of the warrants ($204,000) has been charged into interest expense upon issuance. During the second quarter, the lender agreed to defer repayment for a period of 60 days. In consideration for this extension, the Company has agreed to issue the lender 100,000 shares of Common Stock, plus a warrant for the purchase of the 100,000 shares of Common Stock, exercisable at $0.50 per share. The fair value of the shares ($58,000) and the warrants ($50,000) will be expensed into interest expense over the period of the extension. Subsequent to the end of the third quarter of 2001, the lender has served a demand for repayment, which the Company has yet to meet. The effective interest rate of this facility, assuming the loan is not converted and after including the value of the warrants issued, is approximately 57%.

            In January 2001, the Company obtained a loan from a director of the Company in the amount of $65,000. This loan, which is unsecured, is for a period of six months and carries interest at the rate of 10% per annum. In connection with this loan, the Company issued warrants to acquire a total of 65,000 shares of Common Stock at an exercise price of $0.50 per share. The fair value of the warrants ($25,350) is being amortized into interest expense over the life of the debt. During June 2001, in line with other loan agreements, it was agreed to issue the lender with 65,000 shares of common stock, (with a value of $28,600), which will be expensed into interest expense over the period of the loan. Subsequent to the end of the 2001 third quarter, this director has agreed to defer repayment until April 2002. No further consideration has been granted in return for the extension.

            Also in January 2001, the Company obtained a loan from an investor holding over 5% of the outstanding Common Stock, in the amount of $300,000. This loan, which is unsecured, is for a period of six months and carries interest at the rate of 10% per annum. In connection with this loan, the Company issued 400,000 shares of Common Stock. The market value of the warrants ($325,000) was amortized into interest expense over the life of the debt.

            In May 2001, the Company obtained a further loan from a director of the Company in the amount of $50,000. This loan, which is unsecured, is for a period of six months and carries interest at the rate of 10% per annum. In connection with this loan, the Company agreed to issue 50,000 shares of Common Stock. The value of these shares ($22,000) is being amortized into interest expense over the life of the debt. Subsequent to the end of the 2001 third quarter, this director has agreed to defer repayment until April 2002. No further consideration has been granted in return for the extension.

            In June 2001, the Company obtained a loan from an institutional investor in the amount of $500,000. This loan, which is unsecured, is for a period of three months and carries interest at the rate of 10% per annum. In connection with this loan, the Company agreed to issue 325,000 shares of Common Stock. The value of these shares ($162,175) is being amortized into interest expense over the life of the debt. Subsequent to the end of the 2001 third quarter, the lender has agreed to defer repayment until December 31, 2001. In connection with this, the Company has agreed to issue 300,000 restricted shares of common stock plus warrants to purchase 600,000 of common stock at an exercise price of $0.30 per share. The value of the shares and the fair value of the warrants will be charged into interest expense during the final quarter of 2001.

            At June 30, 2001, the Company had warrants outstanding and exercisable to purchase 13,264,614 shares of Common Stock at a weighted average price of $1.08 per share. In addition, at June 30, 2001, the Company had 1,728,000 options outstanding and exercisable to purchase shares of Common Stock at a weighted average price of $7.17 per share. At June 30, 2001, the Company, through its UK operations, had capital commitments totaling approximately $2,900,000. Lease finance has been arranged for this, subject to the payment of a deposit of approximately $400,000.


FORWARD LOOKING STATEMENTS

            Statements in the foregoing discussion that are not statements of historical fact and reflect the intent, belief or expectations of the Company and its management regarding the anticipated impact of events, circumstances and trends should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance, and actual results may vary materially from those projected in the forward-looking statements. Meaningful factors that might affect such results include, but are not limited to: a) the Company's needs for capital, including capital for acquisitions, which needs have been and are expected to continue to be substantial, and its potential inability to obtain additional financing on satisfactory terms, b) the Company's product development and sales process, which is lengthy and resource intensive, c) the uncertainty of demand for, or the market acceptance of, the Company's products and services, d) the Company's limited resources and experience in marketing and selling its products and services, e) personnel resources and production requirements and potential difficulties in cross-marketing and managing multiple product lines, f) the Company's potential inability to identify and acquire acceptable acquisition targets, to the extent necessary to fulfill its expansion plans, and its potential inability to successfully integrate any such acquisitions into its operations, g) potential product obsolescence and short product life cycles, h) potential competition, particularly in the market for produce packaging, from companies with greater financial, management and other resources, i) the unpredictability and volatility of the market for agricultural products, j) changes in U.S. and foreign regulation, k) difficulty with research and development and sales and marketing activities regarding new and existing products, including extension of necessary time periods or increase in expense for product introduction and market penetration, l) potential difficulties in obtaining or protecting intellectual property rights or the infringement of proprietary or other rights of the Company by third parties, m) raw material availability and pricing and n) loss of services of key employees of the Company, as well as other information contained in the Company's other filings with the Securities and Exchange Commission.


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

            The Company derives its revenues from its subsidiaries which account in U.S. dollars, British pounds and Spanish pesetas. In 2000 the revenue generated from these sources amounted to $7,612,000 (27.4%), $14,194,000 (51%) and $6,008,000 (21.6%) respectively. For the six months ended June 30, 2001, the revenue generated from these sources amounted to $1,852,000 (17.5%), $7,297,000 (68.9%) and $1,440,000 (13.6%) respectively. The total long-lived assets denominated in these currencies as at December 31, 2000 amounted to $2,319,000 (25.9%), $5,941,000 (66.4%) and $695,000 (7.7%) respectively. The exchange rate between the U.S. dollar and the British pound has historically been very stable, although the dollar rose during the second half of 2000. The U.S. dollar is approximately 8% higher in the first six months of 2001 against the British pound, as compared with the same period in 2000. The Company does not believe that this is a significant exchange rate risk for the Company. The U.S. dollar rose against the Spanish peseta during 1999 and 2000 Comparing the first six months of 2001 against the same period in 2000, the U.S. dollar rose by approximately 7% against the Spanish peseta.

                           PART II - OTHER INFORMATION

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 At the Company's annual meeting of shareholders held on June 28, 2001, shareholders re-elected Paul L. Devine, W. Ward Carey, Al S. Clausi and Richard M. Harris. The shareholders also approved the proposed amendments to the Company's 1998 Stock Incentive Plan (to increase the number of shares reserved for issuance from 850,000 to 1,500,000) and the Company's Articles of Incorporation (to increase the authorized number of shares of common stock from 50,000,000 to 100,000,000).


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

                                        EPL TECHNOLOGIES, INC.



Date: November 28, 2001                 /s/ Paul L. Devine
      ----------------------------      ---------------------------------------
                                        Paul L. Devine
                                        Chairman, President and Chief Executive
                                        Officer




Date: November 28, 2001                 /s/ Joseph W. Beach
      ----------------------------      ----------------------------------------
                                        Joseph W. Beach
                                        Senior Vice President and Chief
                                        Financial Officer

                             EPL Technologies, Inc.



Exhibit 11.0 Computation of Earnings per Common Share and Diluted Earnings per Common Share