Form 10-Q
period 2001-09-30
EPL TECHNOLOGIES INC
filed 2001-12-05
CIK 945269

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the Quarter Ended SEPTEMBER 30, 2001

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the transition period from _____ to _____


                        Commission File Number: 001-15333

                             EPL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

       Colorado                                    84-0990658
(State of incorporation)             (I.R.S. Employer Identification Number)

                        237 LANCASTER AVENUE, SUITE 2002
                                 DEVON, PA                   19333
                  (Address of principal executive offices) (Zip Code)

                                 (610) 254-8600
                     (Telephone number, including area code)


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

               45,583,525 shares of $0.001 par value common stock
                      outstanding as of October 31, 2001.

                             EPL TECHNOLOGIES, INC.

                                      INDEX

                                                                            Page

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           A.    CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000               1

           B.    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30,
                 2001 AND 2000                                                2

           C.    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000        3

           D.    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS         4


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                     11
        CONDITION AND RESULTS OF OPERATIONS.


ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            20


                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION                                                     21

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                     21

        SIGNATURES.                                                           22

PART 1, ITEM 1

On November 19, 2001, the Company was advised by its independent accountant, Deloitte & Touche LLP, that it resigned, effective immediately. On November 27, 2001 the Company filed a Form 8-K with the required disclosures under Item 4, "Change in Registrant's Certifying Accountant." The Company is actively seeking to engage a new independent accountant to serve as its auditor. The accompanying condensed consolidated financial statements have not been reviewed by an independent accountant, as required by Rule 10-01(d) of Regulation S-X. The Company will engage its new auditor to review the accompanying condensed consolidated financial statements upon appointment.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           SEPTEMBER 30,            DECEMBER 31,
                                                                                 2001                      2000
                                                                             -------------           -------------
ASSETS
  CURRENT ASSETS
  Cash and cash equivalents                                               $      52,676             $     166,041
  Restricted cash - current                                                     365,295                   382,570
  Accounts receivable, net                                                    3,463,527                 4,535,696
  Inventories                                                                 2,376,135                 2,926,741
  Prepaid expenses and other current assets                                   1,174,281                   974,542
                                                                           ------------              ------------
        Total Current Assets                                                  7,431,914                 8,985,590
                                                                           ------------              ------------
  PROPERTY AND EQUIPMENT, Net                                                 5,163,814                 5,913,578

  OTHER ASSETS
  Patents, net                                                                  586,704                   671,061
  Goodwill                                                                    1,149,692                 1,720,405
  Other intangibles, net                                                         91,348                   114,532
  Restricted cash-non current                                                         0                   443,871
  Deferred debt costs                                                                 0                   785,181
  Other noncurrent assets                                                       105,900                    90,895
                                                                           ------------              ------------
      Total Other Assets                                                      1,933,644                 3,825,945
                                                                           ------------              ------------

            TOTAL ASSETS                                                   $ 14,529,372              $ 18,725,113
                                                                           ============              ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
  Accounts payable                                                        $   7,474,637             $   7,453,260
  Accrued expenses                                                            4,585,254                 2,504,542
  Other liabilities                                                           1,475,635                 2,444,060
  Deferred gain on sale-leaseback, current portion                              322,107                   322,107
  Short term revolving credit facilities with related parties                 4,459,760                 3,600,060
  Short term convertible debt                                                 1,000,000                 1,000,000
  Current portion of long-term debt and short term credit facilities          5,943,312                 6,425,682
                                                                          -------------            ---------------
        Total Current Liabilities                                            25,260,705                23,749,711
  LONG TERM DEBT                                                                929,510                 1,267,071
  DEFERRED GAIN ON SALE-LEASEBACK, NONCURRENT PORTION                         1,073,636                 1,334,040
  DEFERRED INCOME TAXES                                                         334,928                   259,945
                                                                          -------------            ---------------
      Total Liabilities                                                      27,598,779                26,610,767
                                                                          -------------            ---------------
  SHAREHOLDERS' EQUITY
  Convertible Series A Preferred Stock                                           10,000                    10,000
  Convertible Series E Preferred Stock                                                1                         0
  Common Stock                                                                   45,795                    37,492
  Additional paid-in capital                                                 76,254,593                69,136,145
  Accumulated deficit                                                      (88,295,567)               (76,079,646)
  Treasury stock, at cost                                                     (138,160)                  (138,160)
  Accumulated other comprehensive loss                                        (946,069)                  (851,485)
                                                                          -------------             --------------
      TOTAL SHAREHOLDERS' EQUITY                                           (13,069,407)                (7,885,654)
                                                                          -------------             --------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 14,529,372             $   18,725,113
                                                                           ============              =============

    The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       NINE MONTHS ENDED SEPTEMBER 30,      THREE MONTHS ENDED SEPTEMBER 30,
                                                         2001                2000               2001                   2000
                                                    ----------------    ----------------   ----------------      ----------------
Sales                                               $ 15,431,301        $ 20,939,820       $  4,818,065          $  6,951,695

Cost of sales                                         13,531,303          18,778,760          4,170,542             6,185,913
                                                    ------------        ------------       ------------          ------------
Gross profit                                           1,899,998           2,161,060            647,523               765,782

OPERATING EXPENSES
  Selling, general and administrative expenses         4,447,609           6,351,824          1,511,278             2,064,740
  Research and development costs                         741,917           1,009,332            366,675               332,908

  Gain on sale of fixed assets                          (249,953)           (273,899)           (79,883)              (86,819)

  Insurance proceeds                                    (897,751)                  0                  0                     0

  Depreciation and amortization                        1,538,127           1,590,951            730,633               522,766
                                                    ------------        ------------       ------------          ------------

LOSS FROM OPERATIONS                                  (3,679,951)         (6,517,148)        (1,881,180)           (2,067,813)

Interest expense, net                                  8,060,987           7,253,380          2,471,781             3,022,721
                                                    ------------        ------------       ------------          ------------

LOSS BEFORE INCOME TAX EXPENSE                       (11,740,938)        (13,770,528)        (4,352,961)           (5,090,534)

Income tax expense                                        74,983              84,186             23,965                28,062
                                                    ------------        ------------       ------------          ------------

NET LOSS                                            $(11,815,921)       $(13,854,714)      $ (4,376,926)         $ (5,118,596)

 Accretion, discount and dividends on                    420,313           1,319,658            118,313               271,567
   preferred stock                                   ------------        ------------       ------------          ------------


NET LOSS AVAILABLE TO
  COMMON SHAREHOLDERS                               $(12,236,234)       $(15,174,372)      $ (4,495,239)         $ (5,390,163)
                                                    ============        ============       ============          ============
Loss per common share-basic and diluted             $      (0.30)       $      (0.47)      $      (0.10)         $      (0.16)
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

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                                                                     2001                        2000
                                                                                  ----------                  ---------
CASHFLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                               $ (7,438,994)              $(13,854,714)
          Adjustments to reconcile net loss to net cash
            used in operating activities:
              Gain on sale of fixed assets                                             (4,500)
              Amortization of debt issue costs                                      6,846,671                  6,497,993
              Depreciation and amortization                                         1,538,127                  1,590,951
              Amortization of deferred profit                                        (249,953)                  (273,899)
              Expenses paid with warrants/shares                                      105,688                    259,825
                                                                                 ------------               ------------
                                                                                   (3,579,888)                 8,074,870
          Changes in assets and liabilities                                         3,153,391                    122,150
                                                                                 ------------               ------------
                        Net cash used in operating activities                    $    426,497)                (5,657,694)
                                                                                 ------------               ------------
CASHFLOWS FROM INVESTING ACTIVITIES:
          Purchase of fixed assets                                                   (549,604)                (1,355,543)
          Proceeds of sale of fixed assets                                             44,727
                                                                                 ------------               ------------
                        Net cash used in investing activities                        (504,877)                (1,355,543)
                                                                                 ------------               ------------
CASHFLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of Preferred Stock                                   650,000
          Proceeds from issuance of common stock, net                                                          3,035,360
          Proceeds from short term debt                                             1,925,332                  3,325,000
          Repayment of short term debt                                             (1,594,255)                  (272,673)
          Proceeds from long term debt                                                101,535                  1,037,086
          Repayment of long term debt                                                (392,843)                  (474,251)
                                                                                 ------------               ------------
                        Net cash provided from financing activities                   689,769                  6,932,239
                                                                                 ------------               ------------
EFFECT OF EXCHANGE RATE CHANGE ON CASH                                                128,240                   (346,276)
                                                                                 ------------               ------------
(DECREASE) IN CASH AND CASH EQUIVALENTS                                              (113,365)                  (427,274)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          166,041                    587,589
                                                                                 ------------               ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $     52,676               $    160,315
                                                                                 ============               ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING ACTIVITIES:
          Accretion of warrants, discount, increased value and
            issuance costs related to preferred stock                            $    420,000               $  1,319,658
          Issuance of common stock in exchange for debt costs                    $  4,730,000               $  2,123,438
          Issuance of common stock for settlement of liabilities                 $    179,050                          0
          Issuance of warrants to lenders and consultants                        $    783,500               $  3,091,100
          Issuance of warrants in connection with raising equity                 $  1,027,700                          0

    The accompanying notes are an integral part of these condensed financial statements.

                             EPL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

  NOTE 1 - BASIS OF PRESENTATION

            In the opinion of management, the accompanying condensed, consolidated financial statements of EPL Technologies, Inc. and Subsidiaries (the "Company"), which are unaudited, include all normal and recurring adjustments necessary to present fairly the Company's financial position as of September 30, 2001, and the results of operations and cashflows for the periods presented. The accompanying condensed, consolidated balance sheet as of December 31, 2000 is derived from the Company's audited financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted as promulgated by Accounting Principles Board ("APB") Opinion No. 28 and Rule 10.01 of Regulation S-X. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. Additionally, at this stage of the Company's development, month-to-month and quarter-to-quarter anomalies in operating results are expected. These condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2000, contained in the Company's Annual Report on Form 10-K.

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

          However, the Company will be required to seek additional and longer-term debt or equity financing to fund operating requirements in 2001 and repay and/or refinance existing short-term debt. In this regard, the Company is currently exploring a number of options to raise additional capital. This includes seeking additional equity, as well as long-term debt. In March 2001, the Company entered into an agreement with an institutional investor to raise $5 million through the issuance of new redeemable convertible preferred stock, which is expected to close in the fourth quarter of 2001. The Company has engaged an outside adviser to assist in its attempts to obtain additional long term financing. The cost of such additional financing arrangements may not be acceptable to the Company and could result in significant dilution to the Company's existing shareholders. No assurances can be given that the Company will be successful in raising additional capital and failure to raise such capital, if needed, could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE 3  - INVENTORIES

Inventories consisted of the following:

                                     September 30, 2001     December 31, 2000
                                     ------------------     -----------------

Raw Materials and Supplies              $1,143,050              $1,410,928
Finished Goods                           1,233,085               1,515,813
                                        ----------              ----------
      Total Inventories                 $2,376,135              $2,926,741
                                        ==========              ==========

NOTE 4 - NOTES PAYABLE

         In 1999, Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company, on a short term basis, a revolving credit facility in an amount up to $1,000,000. At September 30, 2001, $545,000 of this credit facility was outstanding, excluding accrued interest. The Company's obligations under this facility are unsecured and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum. This will be retrospectively increased to ten percent (10%) per annum to bring it into line with other external indebtedness. Mr. Devine has agreed to defer repayment of the remaining balance owed to him until such time as the Company is able to do so. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by Mr. Devine in connection with advancing funds to the Company under this facility.

         In December 1999 two investment funds affiliated with the Company granted the Company a credit facility of $3,500,000, which amount was fully drawn as at June 30, 2001 and December 31, 2000. The facility carries a stated interest at the rate of 12% per annum and is secured by a pledge of certain assets of the Company. In connection with this facility, the Company issued two million shares of Common Stock and issued a warrant to acquire 350,000 shares of Common Stock at an exercise price of $0.50 per share. In May and August 2000, the Lenders agreed to defer the repayment date, as well as agreed to other changes in the terms of facility. Under this restructuring, the Company issued a total of 2,200,000 shares of Common Stock to the Lenders and 310,000 shares of Common Stock to a third party which participated in the negotiation of the restructuring. The market value on the dates of issuance was $2,911,250, which was amortized into interest expense over the life of the agreed restructuring. In November 2000, the facility was again restructured, including to defer repayment until March 2001. Under this latest agreement, a further total of 1,850,000 shares were issued in March 2001, and charged into interest expenses during the period December 2000 to February 2001, based on the market value at those times (a total value of $1,362,500). Subsequent to the year end, repayment has been deferred again, first to May 2001, as a result of which a total of 1,650,000 shares were issued (with a total value of $825,000), and then to July 2001. Under this second extension, a further total of 2,550,000 shares are issuable, with a value of $1,310,500. In addition, interest continues to be accrued and will be paid upon repayment of the debt balance. Repayment has been subsequently deferred again on a number of occasions, currently until January 2002, as a result of which a further 15,400,000 shares are issuable (with a total value $4,614,500). As of September 30, 2001, the effective interest rate of this facility, after including all of the debt issue costs, including the value of the stock and warrants issued, was approximately 158%.

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

         In November 2000 the Company obtained a loan from an institutional investor totaling $1,000,000. The loan, which is secured on the assets of EPL Flexible Packaging, Inc., excluding inventory, is for a period of 6 months and bears interest at 10% per annum. The loan is convertible into shares of Preferred Stock upon request. These shares of Preferred Stock would have a coupon of 10% per annum and are in turn convertible into shares of Common Stock at a conversion price of $1.00 per share. The loan agreement provides for the conversion terms to be amended if the Company undertakes a major financing (as defined by the loan agreement) on more favorable terms. To date no such financing has been completed. In connection with this loan the Company issued warrants to acquire a total of 400,000 shares of Common Stock at an exercise price of $1.00 per share. Given that this loan can be converted immediately, the fair value of the warrants ($204,000) was charged into interest expense upon issuance. During the second quarter of 2001 the lender agreed to defer repayment for a period of 60 days. In consideration for this extension, the Company has agreed to issue the lender 100,000 shares of Common Stock, plus a warrant for the purchase of the 100,000 shares of Common Stock, exercisable at $0.50 per share. The fair value of the shares ($58,000) and the warrants ($50,000) will be expensed into interest expense over the period of the extension. Subsequent to the end of the third quarter of 2001, the lender has served a demand for repayment, which the Company has yet to meet. The effective interest rate of this facility, assuming the loan is not converted and after including the value of the warrants issued, is approximately 47%.

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

         Interest charged in relation to related party loans (excluding the non-cash costs detailed above) totaled approximately $140,000 and $382,000 for the three months and nine months ended September 30, 2001. The interest payable at September 30, 2001 was approximately $656,000, and is included within accrued expenses on the Company's balance sheet.

NOTE 5 - CONVERTIBLE PREFERRED STOCK

         The Company's 10% Series A Convertible Preferred Stock (the "Series A Stock"), which has been issued up to its authorized limit of 3,250,000 shares, was issued at a price of $1.00 per share, with each share of Series A Stock carrying the option to convert into common shares at a rate of $1.50 per share. The Series A Stock carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series A Stock carries a dividend rate of 10% per annum, payable in cash and/or common shares ($1.50 per share) at the Company's option. The outstanding dividends at September 30, 2001 totaled $1,425,268. During the nine months ended September 30, 2001, no shareholder holding shares of Series A Stock elected to exercise the right of conversion, leaving 10,000 shares of Series A Stock outstanding at September 30, 2001.

         The Company also had a Series B and Series C Preferred Stock, all of which were converted during 1997 and 1998 respectively. The Series B Stock carried a dividend of 10% per annum, payable in cash and/or shares ($9.40 per share) at the Company's option. The outstanding dividends on the Series B Stock at September 30, 2001 totaled $270,092. The outstanding dividends on the Series C Stock at September 30, 2001 totaled $49,239.

         During 1997, the Company issued 12,500 shares of Board Designated Preferred Stock - designated Series D Convertible Preferred Stock - at an aggregate consideration, before associated costs and expenses, of $12,500,000, to three new institutional investors (the "Series D Stock"). During 1999 all of the remaining Series D Stock was converted.

         During the three months ended March 31, 2001, the Company received $650,000 in connection with the issuance of 650 shares of Series E Convertible Preferred Stock (the "Series E Stock"). This stock, which was issued during the three months ended June 30, 2001, carries a dividend of 10% per annum, payable in cash/or shares at the Company's option. It is convertible into shares of Common Stock at a fixed conversion rate of $0.65 per share and carries equal voting rights to the common shares, based on the underlying number of common shares after conversion. The Series E Stock is entitled to a preference over the common shares upon the liquidation of the Company. During the nine months ended September 30, 2001, holders of 552.5 shares of Series E Stock elected to exercise their right of conversion, leaving 97.5 shares of Series E Stock outstanding as at September 30, 2001. The outstanding dividends on the Series E Stock at September 30, 2001 totaled $19,563.

NOTE 6 - ISSUANCE OF COMMON STOCK

         A total of 8,302,574 shares of Common Stock were issued, in transactions not involving a public offering under the Securities Act of 1933, as amended, during the nine months ended September 30, 2001. Thus a total of 45,583,525 shares of Common Stock were outstanding at September 30, 2001 (December 31, 2000 - 37,280 951), excluding the 210,610 shares held as Treasury Stock. Of the total shares issued during the period, 6,040,000 shares of Common Stock were issued to the Lenders in connection with the restructuring of the credit facility as detailed in Note 4 above, and 650,000 shares of Common Stock to a third party which participated in the negotiation of the restructuring. The value of these shares ($3,394,000) was amortized as interest expense over the then remaining period of the facility. A further 400,000 shares of Common Stock were issued in connection with the Affiliate Loan made to the Company, also as detailed in Note 4 above. The value of these shares ($325,000) was amortized into interest expense over the life of the loan. Additionally, 217,711 shares were issued in connection with the repayment extension of the Notes, also as more fully detailed in Note 4 above. The value of these shares ($95,250) was charged into interest expense during the six months ended June 30, 2001. Finally, 144,863 shares of Common Stock were issued in settlement of liabilities totaling approximately $83,800, and 850,000 shares of Common Stock were issued upon the conversion of 552.5 shares of Series E Stock (see Note 5 above).

         At September 30, 2001, the Company had 6,240,500 shares issuable in connection with various financing agreements (see Note 4). The earned value of these shares ($1,740,000) has been recorded in additional paid in capital.

NOTE 7 - ISSUANCE OF OPTIONS AND WARRANTS

         During the nine months ended September 30, 2001, a total of 72,375 options were granted. In addition, a total of 594,250 options expired unexercised. No options were exercised during this period. As a result, at September 30, 2001, the Company had 1,510,250 options outstanding and exercisable to purchase shares of Common Stock at a weighted average price of $6.50 per share (2,032,125 shares at a weighted average price of $7.60 at December 31, 2000).

         During the same period, the Company issued warrants to acquire 900,000 shares of Common Stock in relation to the conversion of the Series D Stock, which conversion was completed in December 1999. After the expiration of each 30 day period, warrants to purchase a further 100,000 shares of Common Stock will be due to be issued, at an exercise price of $0.52 per share, until such time as the shares of Common Stock issued upon conversion of the Series D Stock are registered. The value ascribed to these warrants ($439,000) was amortized to accretion, discount and dividends during the relevant period. The Company also granted further warrants to acquire 2,254,000 shares of Common Stock in relation to equity raised in the current and prior periods. The value of these warrants ($1,027,740) was charged against additional paid in capital during the period. As mentioned in Note 4 above, warrants to acquire 165,000 shares of Common Stock were issued during the period in relation to two new notes payable. The fair value of these warrants ($75,350) will be amortized into interest expense over the initial lives of the notes.

         At September 30, 2001, the Company had warrants outstanding and exercisable to purchase 13,864,614 shares of Common Stock at a weighted average price of $1.06 per share (9,974,114 shares at a weighted average price of $1.35 at December 31, 2000).

         At September 30, 2001, the Company had 200,000 warrants issuable in connection with the conversion of the Series D Stock. The value of these warrants ($43,000) has been recorded in additional paid in capital.

NOTE 8 - NET LOSS PER COMMON SHARE

         Net loss per common share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares and common shares outstanding during the period. For the periods ended September 30, 2001 and 2000, the potential common shares have an anti-dilutive effect on the net loss per common share for common shareholders. Accordingly, diluted net loss per common share for common shareholders has not been presented.

NOTE 9 - COMPREHENSIVE LOSS

         The total comprehensive loss for the three months ended September 30, 2001 and 2000 was $4,191,218 and $5,221,764 respectively, and $11,910,505 and
$14,200,991 for the nine months ended September 30, 2001 and 2000 respectively. The adjustment to arrive at the total comprehensive loss for each period consists of foreign currency translation.

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

                                                                      Nine months ended                  Three months ended
                                                               Sept 30, 2001     Sept 30, 2000     Sept 30, 2001     Sept 30, 2000
Sales:
    Processing technologies and related activities            $    833,819       $  3,581,938      $    324,805       $  1,382,833
    Packaging materials                                         14,597,482         17,357,882         4,493,260          5,568,862
                                                              ------------       ------------      ------------       ------------
                Total sales                                   $ 15,431,301       $ 20,939,820      $  4,818,065       $  6,951,695
                                                              ============       ============      ============       ============

Net (Loss) Income from Operations:
    Processing technologies and related activities              (3,726,578)        (6,459,981)       (1,613,429)        (2,065,821)
    Packaging materials                                             46,627            (57,167)         (267,751)            (1,992)
                                                              ------------       ------------      ------------       ------------
                Total net (loss) income from operations       $ (3,679,951)      $ (6,517,148)     $ (1,881,180)      $ (2,067,813)
                                                              ============       ============      ============       ============

NOTE 11 - INSURANCE PROCEEDS

         As discussed more fully in the Company's consolidated financial statements for the year ended December 31, 2000, the Company's Spanish subsidiary Fabbri was hit by floods at the end of 2000. Insurance claims have been filed, currently in excess of $1,000,000. While a damage claim for approximately $330,000 has been made and recorded in the Company's consolidated financial statements as of and for the year ended December 31, 2000, amounts for the business interruption claims are only recorded when the claims are settled and received. During the nine months and three months ended September 30, 2001, approximately $898,000 and $0 respectively was received and has been recorded separately in the Company's income statement. The majority of costs associated with this claim have been recorded within cost of sales.

NOTE 12         CLOSURE OF CORN OPERATIONS

         In December 2000, management decided to cease the operations of its corn business, previously carried out through its Newcorn Co LLC (Newcorn) affiliate. As a result, in the year ended December 31, 2000, the Company wrote down the value of the inventory and fixed assets at Newcorn to their estimated net realizable values. In addition, a charge for various exit costs was made, totaling $947,000. During the nine months ended September 30, 2001, approximately $758,000 of this provision was utilized.

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cashflow hedge, changes in the fair value of the derivative are recorded in other comprehensive income ("OCI"), and are recognized in the statement of operations when the hedged item affects income. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments in order to use hedge accounting. A derivative that does not qualify as a hedge will be marked to fair value through earnings. SFAS No. 133 was adopted by the Company effective January 1, 2001 and the adoption of this standard had no effect on the Company's consolidated financial statements.

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

         In March 2000, the FASB issued Financial Accounting Series Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, which provides clarification to APB Opinion No. 25, Accounting for Stock Issued to Employees. The adoption of this interpretation had no effect on the Company's consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted using the purchase method. The Company adopted SFAS No. 141 on July 1, 2001, as required by the new statement. Adoption of this statement had no effect on the Company's consolidated financial statements. SFAS No.142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 establishes revised reporting requirements for goodwill and other intangible assets. Upon adoption of this standard, the Company will no longer amortize goodwill, unless evidence of an impairment exists. Goodwill will be evaluated for impairment on an annual basis. The Company will adopt the provisions of SFAS No. 142 effective January 1, 2002, and is currently evaluating all of the provisions of this standard, as well as the impact that adoption of this standard will have on the Company's consolidated financial statements. The Company had $1,150,000 of goodwill at September 30, 2001, and recorded $571,000 for goodwill amortization (including a one-time impairment provision of $310,000 as detailed in Note 14 below) for the nine months ended September 30, 2001.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Retirement Obligations, which addresses the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact that adoption of this standard will have on the Company's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the accounting and reporting of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144, which supercedes SFAS No. 121, is effective for fiscal years beginning after December 15, 2001. The Company will adopt the provisions of SFAS No. 144 effective January 1, 2002, and is currently evaluating all provisions of this standard, and the impact that adoption of this standard will have on the Company's consolidated financial statements.

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

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         Sales. Sales decreased from $20,940,000 in the nine months ended September 30, 2000 to $15,431,000 in the nine months ended September 30, 2001, a decrease of $5,509,000 or 26%. Sales of processing technologies and related activities decreased from $3,582,000 in the nine months ended September 30, 2000 to $834,000 in the nine months ended September 30, 2001, a decrease of $2,748,000 or 77%. Sales of U.S. packaging materials decreased from $2,530,000 in the nine months ended September 30, 2000 to $1,904,000 in the nine months ended September 30, 2001, a decrease of $626,000 or 25%. Sales of U.K. packaging materials increased from $10,548,000 in the nine months ended September 30, 2000 to $10,814,000 in the nine months ended September 30, 2001, an increase of $266,000 or 2.5%. Sales of Spanish packaging materials fell from $4,280,000 in the nine months ended September 30, 2000 to $1,879,000 in the nine months ended September 30, 2001, a decrease of $2,401,000 or 56%.

         The decrease in sales of processing technologies and related activities was mainly due to the lower sales revenue from fresh-cut corn sold through the Company's majority-owned affiliate, Newcorn, and accounted for approximately 92% ($2,523,000) of the decline in this business segment. As discussed more fully in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, at the end of 2000 management decided that it was appropriate to discontinue its corn operations under its previous format. Accordingly, there was no revenue from fresh-cut corn in the first nine months of 2001.

         Most of the remaining fall in this segment was due to lower sales from microbiological testing work. This follows the decision early in 2001 to sell certain assets of the Company's Pure Produce subsidiary. This subsidiary was forecasting continued losses, and it was therefore believed to be more appropriate for it to function outside of the Company.

         There was also a fall in the sales of fresh-cut potato products, although the revenue in this area is not material to the group as a whole. The Company is reviewing its options in relation to this activity, given the Company's stated objective of achieving group operational profitability. To date it has suspended operations in this area pending a final decision.

         These decreases were offset by an increase in revenue from processing technologies. During the first half of 2001, the Company discussed the nature of its licensing relationship with Penn State University. These discussions were precipitated by Penn State's claim that the Company had breached certain of its obligations under the license with them (a claim the Company believes is without merit). During the second quarter of 2001, the Company terminated the license agreement with Penn State.

         The decrease in U.S. packaging material sales was principally attributable to the adverse timing differences in shipments to large customers compared to the same period of 2000. The Company continues to be engaged in discussions with a number of potential customers for new product applications and markets, especially in relation to the Company's proprietary perforating capabilities. These include applications in the consumer goods, produce, horticultural, bakery and pharmaceutical industries, amongst others. Some initial orders have been received during the first nine months of 2001. Should further such orders be forthcoming, the Company expects that such new business would make a material contribution to sales revenue in the balance of 2001 and onwards. There can be no assurance, however, that the Company will in fact obtain this business.

         Sales of U.K. packaging materials increased by 2.5% in U.S. dollar terms, but increased 9% in local currency terms. The increase was principally attributable to an increase in the sales of packaging to the produce industry. This increase would have been greater but for the decline experienced in September 2001 as compared to sales in September 2000. Management believes this was due to a change in world events, and since the end of the 2001 third quarter demand has picked up slightly. The Company is now the main supplier of produce packaging to processors supplying most of the main food retailers in the U.K., and this market segment now represents the largest single segment of the U.K. business. The Company believes that its efforts to change product mix represent a more stable foundation for sustainable and more profitable growth, although there can be no assurance that the Company will be successful in these efforts. The increase in sales of U.K. packaging materials is expected to continue during 2001 and beyond, although there can be no assurance that such additional revenue will be obtained. In addition, the Company's proprietary micro-perforating technology has enabled the Company to win new business in the area of cooked meat pastry products and the Company believes it is the market leader in this industry segment. There was a further decline in revenue from snack food packaging, continuing the Company's previously stated objective of reducing its historic dependency on this low margin area, and move to higher margin products. New business continues to be gained in the area of "breathable" packaging and the Company has recently increased its production capacity in this area to handle the forecast volume increase. Other applications are currently under development, which, if successful, could have a material impact on sales revenues in 2001, although there can be no assurance that this development will result in new business.

         The 56% decline in sales of Spanish packaging materials was due mainly to the impact of flood damage that occurred at the Fabbri factory in late October 2000, and (ii) an adverse movement in exchange rates when converting sales into U.S. dollars, which moved approximately 5% in the first nine months of 2001 as compared with the same period of 2000. It is anticipated that adverse currency conversion rates in the short term could affect Spanish sales as reported in US dollars as compared to the prior year period. The flood damage restricted Fabbri's sales revenues in the final two months of 2000 and, with a delay in the receipt of insurance proceeds, and with limited availability of capital, this restriction on sales revenue has continued into 2001. The insurance proceeds of the business interruption claim were received in June 2001, although those from the business damage claim remain to be settled. During the second half of 2001, Fabbri will look to start to rebuild its sales and to integrate its activities more with the U.K. subsidiary, not only to leverage its scientific and technical knowledge base, but also to be able to offer customers a pan European service offering. This will also take advantage of the U.K.'s expertise in perforating.

         Gross Profit. Gross profit decreased from $2,161,000 in the nine months ended September 30, 2000 to $1,900,000 in the nine months ended September 30, 2001, a decrease of $261,000. However, this mainly reflected the lower absolute level of sales, as there was an increase as a percentage of sales, from 10.3% to 12.3%. This increase reflected the considerably reduced losses in the corn operations, following the cessation of operations at the end of 2000. In addition, there was an improvement in the results of the potato operations, as well as increase in the margin of US processing technologies (as a result of an improved product mix). These gains were offset by a significant adverse movement in the gross profit of the Spanish packaging operations. This was due to the lower sales volumes, which impacted margins disproportionately given the level of fixed costs, as well as the additional impact of the floods which limited revenue generation, but where costs continue to be incurred. Although many of these costs have been recovered under insurance proceeds, these proceeds are recognized separately in the Company's income statement. If the Spanish operations had only achieved a nil gross profit (and it was profitable in the same period in 2000), the Company would have reported a gross profit of 16.3%. There was also a slight fall in the UK packaging margin. Although there has been an improving product mix, the margin fall reflected the need to outsource certain activities pending the installation of a new 10 color press. Once installed, the Company expects that this will result in improved economies of operation and thus an increase in margins, although there can be no assurance that such improvements will be forthcoming.

         In addition, the Company continues to accelerate the development of certain applications for its proprietary micro-perforating technology. These costs are primarily expensed as incurred. Although the benefits of this expense have started to contribute to incremental sales revenue and gross profits, it is expected to increase significantly in the U.K. and other areas as the Company moves through 2001 and beyond, although there can be no assurance that such will be the case.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $6,352,000 in the nine months ended September 30, 2000 to $4,448,000 in the nine months ended September 30, 2001, a decrease of $1,904,000 or 30%. This decrease was due primarily to (i) a reduction in overheads generally, including a reduction in professional fees, and (ii) a reduction in overheads at the Company's corn operations following the cessation of operations at the end of 2000. The expenses in 2001 included $106,000 (2000:$260,000) non-cash costs for the fair value of warrants. Since September 30, 2001, the Company has continued to look for further ways to reduce selling, general and administrative expenses.

         Research and Development Costs. Research and development costs decreased from $1,009,000 in the nine months ended September 30, 2000 to $742,000 in the nine months ended September 30, 2001, a decrease of $267,000 or 26%. The reduction reflects the reallocation of resources from development to application and execution, as well as lower costs following a reduction in headcount and lower costs following the sale of certain assets of the Company's Pure Produce subsidiary and the transfer of the associated activity. The Company continues to expense all development costs, whether product, market or sales related, as incurred, and thus costs are incurred prior to the benefits, if any, that may be expected to be realized from such expense. The Company expects that research and development costs will continue at no less than recent levels and may increase.

         Gain on sale of fixed assets. As noted in the Company's 1999 consolidated financial statements, the Company completed a sale and leaseback of the land and building at its Spanish trading subsidiary, Fabbri, with an unrelated third party, in July 1999. The Company raised gross proceeds, before costs and taxes, of PTS800,000,000 (approximately $5,100,000). The Company expects to realize a total pretax profit of approximately $2,303,000 on this transaction. For financial reporting purposes, $250,000 of this total profit was recognized in the first nine months of 2001. The remaining balance will be recognized over the eight year life of the associated leaseback. The tax on this profit can be deferred for up to 10 years under Spanish tax rules.

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

         Depreciation and Amortization. Depreciation and amortization decreased from $1,591,000 in the nine months ended September 30, 2000 to $1,538,000 in the nine months ended September 30, 2001, a decrease of $53,000 or 3.3%. This figure includes a charge of $310,000 to write down to zero the remaining goodwill arising from the acquisition of CMC. Management felt it prudent to make this charge as discussions are continuing over the possible sale of CMC, and the potential sales proceeds are expected to be less that the tangible net asset value of the business (excluding inter-company balances). Without this one time charge, the decrease would have been $363,000 or 23%. This reduction was mainly as a result of the asset write down in 2000 relating to the remaining fixed assets in the Company's corn operations.

         Loss from Operations. Loss from operations decreased from $6,517,000 in the nine months ended September 30, 2000 to $3,680,000 in the nine months ended September 30, 2001, an improvement of $2,837,000 or 44%. This is despite the $310,000 one time goodwill charge mentioned above, without which the improvement would have been $3,147,000 or 48%. The decrease in the loss was primarily due to a net decrease in total operating expenses, (selling, general and administrative expenses and research and development costs) which decreased $2,171,000 or 30% over the first nine months of 2000. In addition, the Company received insurance proceeds in relation to Spain, as well as producing an improvement in gross margin as a percentage of sales, despite the lower sales producing a lower absolute gross margin. Further improvements are expected in this regard, and management believes that the infrastructure costs can be further leveraged as sales continue to develop. Management believes that progress continues to be made to exploit the commercial value of the Company's technologies and that the foundation for future sustainable growth has been considerably strengthened. However, because all development costs are expensed as they are incurred, together with the fact that such expense is necessarily incurred before the benefits of increased sales and improved margins can be seen, the Company's financial results do not yet fully reflect this activity.

         Interest Expense Interest charges increased from $7,253,000 for the nine months ended September 30, 2000 to $8,061,000 for the nine months ended September 30, 2001, an increase of $808,000 or 11%. This increase principally reflects additional finance charges arising from additional shares of Common Stock granted upon the restructuring of the facility with the Lenders as described in Note 4 to the Company's condensed, consolidated financial statements. In addition, there is a fair value provision in 2000 and 2001 for warrants granted in the first quarter of 2000 in connection with the debt financing completed in the first quarter of 2000. Of the total charges in the current period, $6,793,000 (84%)represented such non-cash charges.

         Accretion, Discount and Dividends on Preferred Stock. The accretion, discount and dividends on preferred stock decreased from $1,320,000 for the nine months ended September 30, 2000 to $420,000 in the nine months ended September 30, 2001, a decrease of $900,000 or 68%. The decrease was due to a lower adjustment in 2001 for the fair value of warrants as compared with the fair value adjustment for warrants charged during the first nine months of 2000.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         Sales. Sales decreased from $6,952,000 in the three months ended September 30, 2000 to $4,818,000 in the three months ended September 30, 2001, a decrease of $2,134,000 or 31%. Sales of processing technologies and related activities in the US decreased from $1,383,000 in the three months ended September 30, 2000 to $325,000 in the three months ended September 30, 2001, a decrease of $1,058,000 or 76%. Sales of U.S. packaging materials decreased from $835,000 in the three months ended September 30, 2000 to $536,000 in the three months ended September 30, 2001, a decrease of $299,000 or 36%. Sales of U.K. packaging materials decreased from $3,681,000 in the three months ended September 30, 2000 to $3,517,000 in the three months ended September 30, 2001, a decrease of $164,000 or 4.5%. Sales of Spanish packaging materials decreased from $1,053,000 in the three months ended September 30, 2000 to $440,000 in the three months ended September 30, 2001, a decrease of $613,000 or 58%.

         As discussed in the year to date results above, the decrease in sales of processing technologies and related activities was mainly due to the lower sales revenue from fresh-cut corn sold through the Company's majority-owned affiliate, Newcorn, and accounted for approximately 100% ($1,059,000) of the decline in this business segment. There was no revenue from fresh-cut corn in the third quarter of 2001. Most of the remaining fall in this segment was due to lower sales from microbiological testing work from the Company's Pure Produce subsidiary following the sale earlier this year of certain of its assets, as well as a fall in the sales of fresh-cut potato products (although the revenue in this area is not material to the group as a whole). The Company is currently reviewing its options in relation to this activity, given the Company's stated objective of achieving group operational profitability. To date it has suspended operations in this area pending a final decision. The non corn declines were offset by an increase in sales of processing technologies.

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

         Sales of U.K. packaging materials decreased by 4.5% in U.S. dollar terms, but only declined 1.4% in local currency terms. Although there was on overall increase in the sales of packaging to the produce industry, the decline in the period was due to the significant decline in demand during September 2001, as compared with September 2000. Whilst demand has increased somewhat since the end of the quarter, short term demand remains uncertain. The Company is now the main supplier of produce packaging to processors supplying most of the main food retailers in the U.K., and this market segment now represents the largest single segment of the U.K. business. The Company believes that its efforts to change product mix represent a more stable foundation for sustainable and more profitable growth, although there can be no assurance that the Company will be successful in these efforts. The increase in sales of U.K. packaging materials is expected to continue during 2002 and beyond, although there can be no assurance that such additional revenue will be obtained. In addition, the Company's proprietary micro-perforating technology has enabled the Company to win business in the area of cooked meat pastry products and the Company believes it is the market leader in this industry segment. There was a further decline in revenue from snack food packaging, continuing the Company's previously stated objective of reducing its historic dependency on this low margin area, and move to higher margin products. New business continues to be gained in the area of "breathable" packaging and the Company has recently increased its production capacity in this area to handle the forecast volume increase. Other applications are currently under development, which, if successful, could have a material impact on sales revenues in

2002 and beyond, although there can be no assurance that this development will result in new business.

         The 58% decline in sales of Spanish packaging materials in the 2001 third quarter as compared with the 2000 third quarter was due mainly to the impact of flood damage that occurred at the Fabbri factory in late October 2000. Although there was no material currency movement of the dollar against the Spanish Peseta in the third quarter 2001 as compared with the same period in 2000, it is anticipated that adverse currency conversion rates in the short term could affect Spanish sales as reported in US dollars as compared to the prior year periods. The flood damage restricted Fabbri's sales revenues in the final two months of 2000 and, with a delay in the receipt of insurance proceeds, and with limited availability of capital, this restriction on sales revenue has continued into 2001. The insurance proceeds of the business interruption claim were received late in the second quarter of 2001, although those from the business damage claim remain to be settled. With the Spanish plant closed in August for annual holidays, it is only during the final quarter of 2001 and beyond that Fabbri can look to start to rebuild its sales and to integrate its activities more with the U.K. subsidiary. This is intended not only to leverage the U.K.'s scientific and technical knowledge base, but will also enable the Company to offer customers a pan European service offering. This will also take advantage of the U.K.'s expertise in perforating.

         Gross Profit. Gross profit decreased from $766,000 in the three months ended September 30, 2000 to $648,000 in the three months ended September 30, 2001, a decrease of $118,000. However, this was mainly as a result of lower sales, as the change as a percentage of sales was an increase, from 11% to 13.4%. Within these figures were considerably reduced losses in the corn operations (following the cessation of operations at the end of 2000), an improvement in the results of the potato operations and an increase in the margin in process technologies (as a result of an improved product mix). These gains were offset by a significant adverse movement in the gross profit of the Spanish packaging operations. This was due to the lower sales volumes, which impacted margins disproportionately given the level of fixed costs, as well as the additional impact of the floods which limited revenue generation, but where costs continue to be incurred. Although many of these costs have been recovered under insurance proceeds, these proceeds are recognized separately in the Company's income statement. If the Spanish operations had only achieved a nil gross profit (and it was profitable in the third quarter of 2000), the Company would have reported a gross profit of 15.8%. There was also a slight fall in the UK packaging margin. Although there has been an improving product mix, the margin fall reflected the need to outsource certain activities pending the installation of a new 10 color press. Once installed, the Company expects that this will result in improved economies of operation and thus an increase in margins, although there can be no assurance that such improvements will be forthcoming.

         In addition, the Company continues to accelerate the development of certain applications for its proprietary micro-perforating technology. These costs are primarily expensed as incurred. Although the benefits of this expense have started to contribute to incremental sales revenue and gross profits, it is expected to increase significantly in the U.K. and other areas as the Company moves through 2001 and beyond, although there can be no assurance that such will be the case.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $2,065,000 in the three months ended September 30, 2000 to $1,511,000 in the three months ended September 30, 2001, a decrease of $554,000 or 27%. This decrease was due primarily to (i) a reduction in overheads generally, including a reduction in professional fees, and (ii) a reduction in overheads at the Company's corn operations following the cessation of operations at the end of 2000. The expenses in 2001 included $0 (2000:$117,000) non-cash costs for the fair value of warrants.

         Research and Development Costs. Research and development costs increased from $333,000 in the three months ended September 30, 2000, to $367,000 in the three months ended September 30, 2001, an increase of $34,000 or 10%. This increase reflects a reduction in certain costs following sale of Pure Produce earlier in 2001, offset by increased spending on packaging and other developments, incurred both internally and without outside institutions . The Company continues to expense all development costs, whether product, market or sales related, as incurred, and thus costs are incurred prior to the benefits, if any, that may be expected to be realized from such expense. The Company expects that research and development costs will continue at no less than recent levels and may increase.

         Gain on sale of fixed assets. As noted in the Company's 1999 consolidated financial statements, the Company completed a sale and leaseback of the land and building at its Spanish trading subsidiary, Fabbri, with an unrelated third party, in July 1999. The Company raised gross proceeds, before costs and taxes, of PTS800,000,000 (approximately $5,100,000). The Company expects to realize a total pretax profit of approximately $2,303,000 on this transaction. For financial reporting purposes, $80,000 of this total profit was recognized in the third quarter of 2001. The remaining balance will be recognized over the eight year life of the associated leaseback. The tax on this profit can be deferred for up to 10 years under Spanish tax rules.

         Depreciation and Amortization. Depreciation and amortization increased from $523,000 in the three months ended September 30, 2000 to $731,000 in the three months ended September 30, 2001, an increase of $208,000 or 40%. However, the 2001 figure includes a charge of $310,000 to write down to zero the remaining goodwill arising from the acquisition of CMC, as mentioned above. Management felt it prudent to make this charge as discussions are continuing over the possible sale of CMC, and the potential sales proceeds are expected to be less that the tangible net asset value of the business (excluding inter-company balances). Without this one time charge, depreciation and amortization would have fallen by $102,000 or 20%. This reduction was mainly as a result of the asset write down in 2000 relating to the remaining fixed assets in the Company's corn operations.

         Loss from Operations. Loss from operations decreased from $2,068,000 in the three months ended September 30, 2000 to $1,881,000 in the three months ended September 30, 2001, a decrease of $187,000 or 9%. If the one time additional goodwill charge is excluded, the reduction would have $497,000 or 24%. The decrease in the loss was primarily due to a net decrease in total operating expenses, (selling, general and administrative expenses and research and development costs) which decreased $520,000 or 22% over the third quarter of 2000. Further improvements are expected in improving margin and reducing absolute costs and management believes that the infrastructure costs can be further leveraged as sales continue to develop. Management believes that progress continues to be made to exploit the commercial value of the Company's technologies and that the foundation for future sustainable growth has been considerably strengthened. However, because all development costs are expensed as they are incurred, together with the fact that such expense is necessarily incurred before the benefits of increased sales and improved margins can be seen, the Company's financial results do not yet fully reflect this activity.

         Interest Expense. Interest charges decreased from $3,023,000 in the three months ended September 30, 2000 to $2,472,000 in the three months ended September 30, 2001, a decrease of $551,000 or 18%. This decrease principally reflects slightly lower finance charges arising from additional shares of Common Stock granted upon the restructuring of the facility with the Lenders as described in Note 4 to the Company's condensed, consolidated financial statements. In addition, there is a fair value provision in 2000 and 2001 for warrants granted in the first quarter of 2000 in connection with the debt financing as referenced in Note 4 above. Of the total charges in the current period, $2,050,000 (83%) represented such non-cash charges.

         Accretion, Discount and Dividends on Preferred Stock. The accretion, discount and dividends on preferred stock decreased from $272,000 in the three months ended September 30, 2000 to $103,000 in the three months ended September 30, 2001, a decrease of $169,000. The decrease was due to a lower adjustment in the third quarter of 2001 for the fair value of warrants as compared with the fair value adjustment for warrants charged during the third quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has incurred net losses, exclusive of accretion, discount and dividends on preferred stock, of $7,781,366, $14,415,788 and $24,261,514 in 1998, 1999 and 2000, respectively, incurred cash losses from operations of $7,151,732, $6,045,420 and $8,192,543 in 1998, 1999 and 2000 respectively, had an accumulated deficit of $76,079,646 and had negative working capital of $14,764,121 as of December 31, 2000. For the nine months ended September 30, 2001, the Company incurred a further net loss of $11,815,921, a cash loss from operations of $426,000 and had negative working capital at September 30, 2001 of $17,828,791. Within this negative working capital is approximately $4,196,000 of short term debt that is currently repayable during the final quarter of 2001. As explained more fully in Note 7 to the Company's consolidated financial statements, the Company has reached agreement to defer some of this until December 2001 and is in discussions to defer repayment of the balance. Additionally, the Company's $1.0 million convertible debt is currently due for repayment. In addition, the Company was not in compliance with one of the asset covenants with the Bank of Scotland during the final quarter of 2000 and the first nine months of 2001, and consequently the loans may be called for repayment at any time. The Company's continued ability to operate is dependent upon its ability to maintain adequate financing and to achieve levels of revenue necessary to support the Company's cost structure. Historically, the Company's revenues have not been sufficient to fund the development of the Company's business, and thus it has had to finance its operating losses externally principally through equity financing.

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

         The Company will be required to seek additional and longer-term debt or equity financing to fund operating requirements in 2001 and repay and/or refinance existing short-term debt. In this regard, the Company is currently exploring a number of options to raise additional capital over and above that mentioned above. This includes seeking additional equity, as well as long-term debt. Subsequent to the year end, the Company entered into an agreement with an institutional investor to raise $5 million in new redeemable convertible preferred stock, which is expected to close in the fourth quarter of 2001. The Company has engaged an outside adviser to assist in its attempts to obtain additional long term financing. The cost of such additional financing arrangements may not be acceptable to the Company and could result in significant dilution to the Company's existing shareholders. No assurances can be given that the Company will be successful in raising additional capital and failure to raise such capital, if needed, could have a material adverse effect on the Company's business, financial condition and results of operations.

         At September 30, 2001, the Company had $53,000 in unrestricted cash and short term investments, compared with $166,000 at December 31, 2000, a decrease of $113,000. In addition, the Company had $365,000 of restricted cash - current. During the nine months ended September 30, 2001, $426,000 was used in operating activities and a net $505,000 was used in investing activities to purchase fixed assets. The significant decrease in cash used in operating activities of $5,232,000 in 2001 compared to 2000 reflects the reduced net loss attributable to cash items in 2001, together with a decrease in working capital.

         Total financing activities during the nine months ended September 30, 2001 provided net cash of $690,000, compared with net cash provided of $6,932,000 in 2000. The generation in 2001 was primarily from the proceeds of new share issuances ($650,000) and short-term debt ($1,925,000) offset by repayment of short-term and long-term debt ($1,594,000 and $393,000 respectively). In the same period of 2000, the Company had proceeds from short-term debt of $3,325,000 and long-term debt of $1,037,000, together with proceeds from the issuance of common stock of $3,035,000, offset by repayments of short-term and long-term debt.

         As of September 30, 2001, the Company had fully drawn $586,900 under its line of credit with the Bank of Scotland, entered into by its subsidiary, EPL Technologies (Europe) Limited, which bears interest of 2% over bank base rate (4.75% as of September 30, 2001). The Company also has a short-term line of credit with the Bank of Scotland for up to approximately $2,391,000, subject to the level of receivables, which bears interest of 1.75% over bank base rate. At September 30, 2001, approximately $1,442,000 had been drawn under this facility. In conjunction with this new facility, the Company also has an additional short-term line of credit with the Bank of Scotland, carrying interest at 1.75% over bank base rate, under which the Company had drawn approximately $252,000 as of September 30, 2001. The lines of credit are collateralized by the assets of EPL Technologies (Europe) Limited and its subsidiaries. The debt agreements with the Bank of Scotland contain certain covenants applicable to the results of operations of these businesses which provide for maintenance of minimum asset levels and minimum earnings before interest and tax to external interest ratios. During the final quarter of 2000 and the first nine months of 2001, the Company was not in compliance with one of the asset covenants. Consequently the loans may be called for repayment at any time. To date, the Bank of Scotland has not imposed any financial penalties for this non-compliance.

         The Company, through its subsidiary, EPL Flexible Packaging, Inc., has a short term credit facility of $63,000 with Old Second National Bank of Aurora, which facility was fully drawn at September 30, 2001. This facility is secured upon the inventory of EPL Flexible Packaging, Inc. and carries interest at a rate of 1.5% over the bank's prime rate (3.00% as at September 30, 2001). The Company is repaying this over 12 months.

         Newcorn had two equipment financing loans with General Electric Capital Corporation ("GECC") and Santa Barbara Bank & Trust ("SBBT") secured by specifically identified capital assets. During the 2001 second quarter the remaining balance owed to GECC was repaid. During the 2001 third quarter, most of the remaining balance owed to SBBT was repaid, leaving approximately $14,000 outstanding under the SBBT loan as of September 30, 2001.

         In 1999, Paul L. Devine, the Company's Chairman and Chief Executive Officer, agreed to extend to the Company, on a short term basis, a revolving credit facility in an amount up to $1,000,000. At September 30, 2001, $545,000 of this credit facility was outstanding, excluding accrued interest. The Company's obligations under this facility are unsecured and amounts outstanding thereunder bear interest at a rate of nine percent (9%) per annum. This will be retrospectively increased to ten percent (10%) per annum to bring it into line with other external indebtedness. Mr. Devine has agreed to defer repayment of the remaining balance owed to him until such time as the Company is able to do so. The Company has agreed to pay all reasonable out-of-pocket expenses incurred by Mr. Devine in connection with advancing funds to the Company under this facility.

        In December 1999 two investment funds affiliated with the Company granted the Company a credit facility of $3,500,000, which amount was fully drawn as at June 30, 2001 and December 31, 2000. The facility carries a stated interest at the rate of 12% per annum and is secured by a pledge of certain assets of the Company. In connection with this facility, the Company issued two million shares of Common Stock and issued a warrant to acquire 350,000 shares of Common Stock at an exercise price of $0.50 per share. In May and August 2000, the Lenders agreed to defer the repayment date, as well as agreed to other changes in the terms of facility. Under this restructuring, the Company issued a total of 2,200,000 shares of Common Stock to the Lenders and 310,000 shares of Common Stock to a third party which participated in the negotiation of the restructuring. The market value on the dates of issuance was $2,911,250, which was amortized into interest expense over the life of the agreed restructuring. In November 2000, the facility was again restructured, including to defer repayment until March 2001. Under this latest agreement, a further total of 1,850,000 shares were issued in March 2001, and charged into interest expenses during the period December 2000 to February 2001, based on the market value at those times (a total value of $1,362,500). Subsequent to the year end, repayment has been deferred again, first to May 2001, as a result of which a total of 1,650,000 shares were issued (with a total value of $825,000), and then to July 2001. Under this second extension, a further total of 2,550,000 shares are issuable, with a value of $1,310,500. In addition, interest continues to be accrued and will be paid upon repayment of the debt balance. Repayment has been subsequently deferred again on a number of occasions,currently until January 2002, as a result of which a further 15,400,000 shares are issuable (with a total value $4,614,500). As of September 30, 2001, the effective interest rate of this facility, after including all of the debt issue costs, including the value of the stock and warrants issued, was approximately 158%.

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

         In November 2000 the Company obtained a loan from an institutional investor totaling $1,000,000. The loan, which is secured on the assets of EPL Flexible Packaging, Inc., excluding inventory, is for a period of 6 months and bears interest at 10% per annum. The loan is convertible into shares of Preferred Stock upon request. These shares of Preferred Stock would have a coupon of 10% per annum and are in turn convertible into shares of Common Stock at a conversion price of $1.00 per share. The loan agreement provides for the conversion terms to be amended if the Company undertakes a major financing (as defined by the loan agreement) on more favorable terms. To date no such financing has been completed. In connection with this loan the Company issued warrants to acquire a total of 400,000 shares of Common Stock at an exercise price of $1.00 per share. Given that this loan can be converted immediately, the fair value of the warrants ($204,000) was charged into interest expense upon issuance. During the second quarter of 2001 the lender agreed to defer repayment for a period of 60 days. In consideration for this extension, the Company has agreed to issue the lender 100,000 shares of Common Stock, plus a warrant for the purchase of the 100,000 shares of Common Stock, exercisable at $0.50 per share. The fair value of the shares ($58,000) and the warrants ($50,000) will be expensed into interest expense over the period of the extension. Subsequent to the end of the third quarter of 2001, the lender has served a demand for repayment,which the Company has yet to meet. The effective interest rate of this facility, assuming the loan is not converted and after including the value of the warrants issued, is approximately 47%.

         In January 2001, the Company obtained a loan from a director of the Company in the amount of $65,000. This loan, which is unsecured, is for a period of six months and carries interest at the rate of 10% per annum. In connection with this loan, the Company issued warrants to acquire a total of 65,000 shares of Common Stock at an exercise price of $0.50 per share. The fair value of the warrants ($25,350) is being amortized into interest expense over the life of the debt. During June 2001, in line with other loan agreements, it was agreed to issue the lender with 65,000 shares of common stock, (with a value of $28,600), which will be expensed into interest expense over the period of the loan. Subsequent to the end of the quarter, this director has agreed to defer repayment until April 2002. No further consideration has been granted in return for the extension.

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

         In May 2001, the Company obtained a further loan from a director of the Company in the amount of $50,000. This loan, which is unsecured, is for a period of six months and carries interest at the rate of 10% per annum. In connection with this loan, the Company agreed to issue 50,000 shares of Common Stock. The value of these shares ($22,000) is being amortized into interest expense over the life of the debt. Subsequent to the end of the quarter, this director has agreed to defer repayment until April 2002. No further consideration has been granted in return for the extension.

         In June 2001, the Company obtained a loan from an institutional investor in the amount of $500,000. This loan, which is unsecured, is for a period of three months and carries interest at the rate of 10% per annum. In connection with this loan, the Company agreed to issue 325,000 shares of Common Stock. The value of these shares ($162,175) is being amortized into interest expense over the life of the debt. Subsequent to the end of the quarter, the lender has agreed to repayment until December 31, 2001. In connection with this, the Company has agreed to issue 300,000 restricted shares of common stock plus warrants to purchase 600,000 of common stock at an exercise price of $0.30 per share. The value of the shares and the fair value of the warrants will be charged into interest expense during the final quarter of 2001.

         At September 30, 2001, the Company had warrants outstanding and exercisable to purchase 13,864,614 shares of Common Stock at a weighted average price of $1.06 per share. In addition, at September 30, 2001, the Company had 1,510,250 options outstanding and exercisable to purchase shares of Common Stock at a weighted average price of $6.50 per share. At September 30, 2001, the Company, through its UK operations, had capital commitments totaling approximately $2,900,000. Lease finance has been arranged for this, subject to the payment of a deposit of approximately $400,000.

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

         The Company derives its revenues from its subsidiaries which account in U.S. dollars, British pounds and Spanish pesetas. In 2000 the revenue generated from these sources amounted to $7,612,000 (27.4%), $14,194,000 (51%) and
$6,008,000 (21.6%) respectively. For the nine months ended September 30, 2001, the revenue generated from these sources amounted to $2,738,000 (17.7%), $10,813,000 (70.1%) and $1,879,000 (12.2%) respectively. The total long-lived assets denominated in these currencies as at December 31, 2000 amounted to $2,319,000 (25.9%), $5,941,000 (66.4%) and $695,000 (7.7%) respectively. The exchange rate between the U.S. dollar and the British pound has historically been very stable, although the dollar rose during the second half of 2000. The U.S. dollar is approximately 6% higher in the first nine months of 2001 against the British pound, as compared with the same period in 2000. The Company does not believe that this is a significant exchange rate risk for the Company. The U.S. dollar rose against the Spanish peseta during 1999 and 2000 Comparing the first nine months of 2001 against the same period in 2000, the U.S. dollar rose by approximately 5% against the Spanish peseta.

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




Date:   November 28, 2001       /s/ Joseph W. Beach
                               ----------------------------------------------
                               Joseph W. Beach
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

                             EPL Technologies, Inc.

                                  Exhibit 11.0

                   Computation of Earnings per Common Share and
                        Diluted Earnings per Common Share